Form 10-K
period 2007-12-31
MEMSIC Inc
filed 2008-03-14
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33813

MEMSIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3457049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tech Drive, Suite 325

Andover, MA 01810

Telephone: (978)738-0900

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market, LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on December 14, 2007. On March 10, 2008, 23,629,100 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for use at our 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

We provide advanced semiconductor sensor and system solutions based on integrated micro electro-mechanical systems, or MEMS, technology and mixed signal circuit design. Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard complementary metal-oxide semiconductor, or CMOS, process we believe that this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.

Any product that requires the control or measurement of motion is a potential application for accelerometers. For example, in mobile phones, accelerometers enable a variety of value-added functions such as image orientation, gaming control and text scrolling. In automotive applications, accelerometers are being deployed in airbag, electronic stability control, rollover protection, and navigation systems. In consumer applications, accelerometers are used in global positioning systems, video gaming systems and interactive toys. Industrial and medical applications include inclination sensing, earthquake detection and cardiac pacemakers.

We have shipped more than 31 million units from 2004 through 2007. Our products have been used by leading international and China-based manufacturers. We are a pioneer in providing accelerometers to China’s fast-growing mobile phone market and are among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers, or OEMs. Our largest automotive customer is Autoliv Inc., a leading European automotive safety systems supplier.

We manufacture our products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to leverage mature semiconductor infrastructure and standard wafer fabrication processes and, in turn, more efficiently manage our capital expenditures. Moreover, we believe that retaining the key MEMS manufacturing process in-house enables us to protect and retain control over our key proprietary technology more effectively and to create a higher barrier to entry.

Founded in March 1999, we are headquartered in Andover, Massachusetts and have engineering and manufacturing facilities in Wuxi, Jiangsu Province, China. We conduct research and development at our facilities in Andover, Wuxi and Chicago, Illinois. Our research and development teams work closely with each other in our product and technology research and development activities. This enables us to access experienced and creative design talent in the United States, while benefiting from competitive engineering and manufacturing costs in China. In addition, our presence in China places us in close proximity to the supply chain for the rapidly growing Chinese markets for mobile phones and consumer electronics.

We have experienced significant growth since our products were first commercialized in 2001. Our net sales have grown from $9.1 million in 2005 to, $13.1 million in 2006 and $25.3 million in 2007. We have been profitable on an operating basis since 2004. In 2005, 2006 and 2007, our income from operations totaled $1.7 million, $2.7 million and $6.3 million, and our net income totaled $55,000, $0.5 million and $6.1 million, respectively. Our net income in 2005 was affected by the cumulative effect of an accounting change in the valuation of Series A preferred stock warrants of $2.7 million and the change in fair value of our Series A convertible preferred stock warrants of $0.1 million. Our net income in 2006 was affected by the change in fair market value of our Series A convertible preferred stock warrants of $3.0 million. These warrants were repurchased by us in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Line Items—Other Income (Expense).”

Industry Overview

Sensors are a category of analog semiconductors that measure the strength or presence of a physical property such as voltage, current, temperature, pressure, weight, light, sound or speed. MEMS based sensors incorporate a micro electro-mechanical system as the active “sensing” function while the integrated analog circuitry provides an electronic interface. As digital semiconductors become more technologically advanced, analog and mixed-signal semiconductor devices, that interface with them, such as sensors, must also operate with greater speed, accuracy and efficiency.

Sensors based on MEMS are used for motion, direction and pressure sensing applications. Examples include accelerometers which are used to measure acceleration or gravitational forces, and gyroscopes which are used for sensing rotational motion. The market for MEMS sensors is expected to expand as functions and products enabled by MEMS sensor solutions achieve broader penetration in the mobile phone, consumer, automotive, aerospace, medical and industrial markets. We expect that as MEMS technology advances, it will enable electronic systems to become smaller, faster, more energy-efficient and less expensive.

The automotive segment comprises the largest market segment in terms of sales for MEMS sensor systems. MEMS sensors have become essential in a variety of automotive applications for improving passenger safety and comfort. They have been employed in airbag deployment systems, which were the first high-volume application for MEMS sensors, rollover detection, electronic stability control, navigation, vehicle security and tire pressure monitoring systems. In rollover detection systems, accelerometers can measure the roll axis of a vehicle, and upon determining that a rollover is imminent, deploy passenger safety devices before the tire is lifted from the ground. Accelerometers are also used to sense under-steer or over-steer in electronic stability control systems which can then apply braking force to wheels and/or reduce excess engine power. Key factors contributing to the increasing use of MEMS sensors in the automotive market include the adoption of heightened safety standards in developing countries such as China and India, increased demand for electronic stability control and rollover safety systems, and growth in the use of navigation systems.

MEMS sensors are also increasingly employed in consumer applications. Accelerometers have a wide range of applications for consumer electronics, including projectors, laptop computers, personal navigation systems, audio players, digital cameras and gaming controls. Future growth areas in consumer applications for accelerometers may include video game controls and children’s toys, where increasingly sophisticated and interactive applications are being incorporated. The mobile phone market is also expected to exhibit potentially high growth for MEMS sensors. As technology advances, manufacturers have introduced products integrating accelerometers that enable applications such as picture orientation, gaming control and navigation. Other potential growth markets for MEMS sensors include aerospace, medical and industrial applications.

To promote continuous growth of the MEMS sensor market, manufacturers are required to provide more integrated system-level solutions; reduce costs to enable mass-market adoption for consumer applications, generally a more price-sensitive market; deliver products with increased portability for increasingly smaller devices; and develop products with greater functionality.

Our Competitive Strengths

Our key competitive strengths include the following:

Proprietary technology enabling superior reliability, functionality and pricing. We have proprietary rights to produce MEMS accelerometers based on a unique thermal technology which has higher shock tolerance, lower failure rate and lower cost relative to alternative mechanical solutions. Our accelerometers can be manufactured on a standard CMOS process with on-chip mixed signal processing, which enables us to enhance reliability and reduces our production cost. This standardized process enables us to easily integrate additional functions or create new sensors for MEMS applications beyond accelerometers and expand into the magnetic, touch and flow sensor markets.

Comprehensive system solutions offering. Our solutions involve the development of a fully-integrated sensor system on chip together with the reference designs, algorithms, source code and, in some cases, the application content to facilitate rapid commercial introduction. These solutions enable our customers to shorten their product development cycle and allow for rapid adoption of our products in new applications.

Leading market position and established customer relationships. We are a pioneer in providing accelerometers to China’s fast-growing mobile phone market. We are also among the leading sensor providers in a diverse range of other applications such as key-stone screen adjustment sensors for image projectors, supplying to several Japanese OEMs. In addition, our accelerometers are incorporated in rollover protection devices for the automotive market where Autoliv Inc. is a major customer. We have developed close working relationships with our customers and regularly work together with them on new applications development.

Efficient semi-fabless manufacturing model creating higher entry barrier. Our semi-fabless model reduces capital expenditures while retaining manufacturing control over key MEMS-based process steps. We outsource the production of standard CMOS wafers, which we consider to be a commodity segment, to our foundry service provider, and perform in-house the proprietary post-CMOS MEMS process of building MEMS on top of the standard CMOS wafer. We believe that by performing proprietary manufacturing processes in-house, we create a higher barrier to entry.

Strong technology-driven management team. Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was doctoral student at Princeton University, and is named as an inventor on the three patents we own and six of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

Our Strategy

Key elements of our strategy for growth include the following:

Increase penetration of existing markets and customers. We are actively seeking design wins by capitalizing on existing relationships with major OEM customers in the automotive, industrial and business tools markets in China, Taiwan, Japan, Europe and the United States. While we currently provide a limited range of products to our existing customers, we are focused on expanding these relationships to broaden the adoption of our solutions across additional product lines and applications.

Diversify into new sensor and integrated products. We have a strong foundation and the capabilities to diversify into new sensor products, including magnetic, temperature, pressure, gyroscopes and flow sensors. Emerging applications for sensors typically lack incumbent competitors, thereby providing an opportunity for a first-mover to define the dominant application technology. We also believe that there is an opportunity in integrated sensor products, which combine multiple sensing devices onto one chip. As an example of our diversification strategy, we recently announced that we have been selected as the solution provider and producer for the “Waving 2008” electronic torch project for the Beijing Summer Olympics. The “Waving 2008” torches utilize MEMSIC accelerometers to display a variety of messages and images when waved back and forth. The “Waving 2008” electronic message torches provided by us will be sold at venues for the 2008 Olympic Games in Beijing, China, as well as in over 5,000 Olympic stores throughout China. We will partner with a third-party manufacturer to produce the torches. This project is a new departure for us, as it is the first time we have been contracted to produce a complete solution for a consumer product.

Maintain cost leadership. We intend to maintain our cost advantage by developing new innovative proprietary technologies, focusing on designing products on readily available foundry processes, and leveraging our low-cost manufacturing capabilities in China.

Leverage cross-continental research and development model to strengthen technology platform. We have research and development teams in Andover, Chicago and Wuxi that work closely with each other in our product and technology research and development activities. Our U.S. team is responsible for original research and development activities while our China team focuses on implementing the technology developed by our U.S. team. We believe that this cross-continental research and development model keeps us at the forefront of MEMS accelerometer research while maintaining a competitive cost base.

Engage in selective acquisitions to build new MEMS capabilities. We intend to evaluate and potentially make acquisitions of technologies and businesses that are complementary to our product portfolio. We believe that there is a large market potential for integrated system-on-chip sensor products which incorporate multiple types of sensors. While we develop our technologies in-house, we are also actively seeking opportunities to acquire or license key technologies from third parties as well. We believe our strong core technology platform will also provide us an advantage in integrating the acquired technologies to create a broader range of sensor solutions products in the market.

Corporate Information

We are a Delaware corporation incorporated in February 1999. Our headquarters are located in Andover, Massachusetts. We have a wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited, or MEMSIC Semiconductor, located in Wuxi, Jiangsu Province of China, which was organized as a wholly foreign-owned enterprise under PRC law. Our Andover headquarters are primarily responsible for sales and marketing, finance, and research and development. Our Wuxi subsidiary is primarily responsible for various aspects of manufacturing, including product and manufacturing engineering and quality assurance, as well as application engineering, product development and sales to support the Asia market. In addition, we operate research and development activities in Chicago, Illinois.

Our registered office is located at One Tech Drive, Suite 325, Andover, Massachusetts 01810. Our telephone number is (978) 738-0900 and our website is www.memsic.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Conventions that Apply in this Annual Report on Form 10-K

Unless otherwise indicated, references in this Annual Report on Form 10-K to:

•	“U.S. dollars,” “$,” and “dollars” are to the legal currency of the United States;

•	“China” or the “PRC” are to the People’s Republic of China, excluding, for the purpose of this Annual Report on Form 10-K only, Hong Kong, Macau and Taiwan; and

•	“RMB” and “Renminbi” are to the legal currency of the People’s Republic of China.

Unless the context indicates otherwise, “we,” “us,” “our company,” “the Company,” “our,” and “MEMSIC” refer to MEMSIC, Inc. and its subsidiary.

This Annual Report on Form 10-K contains translations of certain RMB amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB to U.S. dollars were made at the buying rate in effect on December 31, 2007 in The City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB7.2946 to $1.00. We make no representation that the RMB or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1A.	Risk Factors

Risks Relating to Our Business and Industry

Our limited operating history makes it difficult to evaluate our business and prospects.

We commenced operations in 1999, began to generate revenue in 2001, and first became profitable on an operating basis in 2004. Our limited operating history may not provide a meaningful basis for evaluating our business and prospects. Our net sales and net income have grown significantly since 2001. Our net sales increased from $9.1 million in 2005 to $13.1 million in 2006 and $25.3 million in 2007. Our net income increased from $55,000 in 2005 to $0.5 million in 2006 and $6.1 million in 2007. We do not expect similar growth rates in our net sales and net income in future periods. Accordingly, you should not rely on the results of any prior periods as indicative of our future revenue or net income growth or financial results. In addition, our product offerings may continue to evolve over time as we focus more efforts on the development and sale of new products. You should consider our business and prospects in light of the risks and uncertainties experienced by early stage companies seeking to develop products in a rapidly-changing market. Some of these risks and uncertainties relate to our ability to:

•	maintain our sales growth and profit margin;

•	preserve our position in the MEMS sensor market;

•	manage our expanding operations and product offerings;

•	expand manufacturing capacity in time to meet surges in market demand;

•	manage our relationships with our service providers and suppliers, including our ability to obtain manufacturing capacity from semiconductor foundries during surges in market demand;

•	develop and deliver new products successfully; and

•	successfully integrate any future acquisitions.

If we are unsuccessful in addressing any of these risks and uncertainties, our business, financial condition and results of operations may be materially and adversely affected.

Our quarterly and annual operating results have fluctuated and may continue to fluctuate and are difficult to predict and if we do not meet financial expectations of securities analysts or investors, the price of our common stock will likely decline.

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual net sales and profit margin may be significantly different from our historical amounts, and in future periods may fall below expectations. Any of these events will likely cause the market price of our common stock to decline. Any of the risks described in this “Risk Factors” section, and in particular, the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

•	the loss of one or more of our key customers;

•	the cancellation or deferral of customer orders in anticipation of our new products or product enhancements, or due to a reduction in our customers’ end demand;

•	changes in the price we charge for our products or our pricing strategies, which may be impacted by the pricing strategies of our competitors;

•	the cyclicality of the semiconductor industry and seasonality in sales of products into which our products are incorporated;

•	seasonal fluctuations of some of our product application markets as well as geographical markets; and

•	the length of the product development cycle for our new products.

Also, under our revenue recognition policy, we may defer revenue and cost of goods sold related to products sold to a distributor based on certain criteria, including the nature of the contractual arrangement with the distributor and our length of experience with such class of customer and products. As the facts and circumstances change and our relationship with the distributor develops over time, we evaluate whether we can recognize revenue as units are shipped to the distributor. Any such change in revenue and cost recognition can cause fluctuations in our quarterly and annual operating results.

In addition, we plan our operating expenses, including research and development expenses, hiring of additional personnel and investments in inventory, in part on our expectations of future revenue, and our expenses are relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If our operating results in future quarters fall below the expectations of securities analysts or investors, the market price of our common stock will likely decline.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or future competitors. If we do not compete successfully, our market share and revenue may decline. We and our distributors currently sell substantially all of our accelerometer products to OEMs and to original design manufacturers, or ODMs. We face competition primarily from traditional capacitive/piezoresistive-based accelerometer manufacturers. Most of our current competitors have longer operating histories, significantly greater resources, brand recognition and a larger base of customers than we do. In addition, these competitors may have greater credibility with our existing or potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate accelerometer functionality into other products that we do not sell. These factors may make it difficult for us to gain or maintain market share.

Our ability to grow depends on our ability to secure and maintain relationships with OEM and ODM customers. If we cannot continue to achieve design wins, if our design wins do not result in large volume orders, or if we fail to meet an OEM’s development and service demands, our ability to grow will be limited.

Our ability to grow depends on our ability to continue to achieve design wins with OEMs and ODMs to whom we sell either directly or through our distributors. In order to achieve a design win, where our product is incorporated into an OEM’s or ODM’s product design, we may often need to make modifications to our products or develop new products that involve significant technological challenges. We may also incur significant product development costs by participating in lengthy field trials and extensive qualification programs. We cannot assure you that these efforts would result in a design win.

Furthermore, a design win is not a binding commitment to purchase our products and may not result in large volume orders of our products. Rather, it is a decision by an OEM or ODM to use our products in the design process of that OEM’s or ODM’s products. OEMs and ODMs can choose at any time to stop using our products in their designs or product development efforts. Moreover, even if our products were chosen to be incorporated into an OEM’s or ODM’s products, our ability to generate significant revenues from that OEM or ODM will depend on the commercial success of their products. Thus, a design win may not necessarily generate significant revenues if our customers’ products are not commercially successful.

In addition, OEMs and ODMs place considerable pressure on us to meet their tight development schedules. These customers also often require extensive and localized customer support. As a result, we may be required to significantly expand our customer support organization. Devoting a substantial amount of our limited resources to one or more of these customer relationships could result in opportunity costs which detract or delay us from completing other important product development projects for our other existing customers, which could in turn impair our relationships with existing customers and negatively impact sales of the products under development.

We do not have long-term purchase commitments from our customers, including OEMs and ODMs, and our ability to accurately forecast demand for and sales of our products is limited, which may result in excess or insufficient inventory and significant uncertainty and volatility with respect to our revenue from period to period.

We do not have long-term purchase commitments from our customers, including OEMs and ODMs. Our customers may cancel or reschedule purchase orders. Our customers’ purchase orders may vary significantly from period to period, and it is difficult to forecast future order quantities. The lead time required by our foundry providers for wafer production is typically longer than the lead time that our customers provide to us for delivery of our products to them. Therefore, to ensure availability of our products for our customers, we typically ask our foundry providers to start wafer production based on forecasts provided by our customers in advance of receiving purchase orders. However, these forecasts are not binding purchase commitments, and we do not recognize revenue until our products are shipped to customers. Accordingly, we incur inventory and manufacturing costs in advance of anticipated sales. We cannot assure you that any of our customers will continue to place purchase orders with us in the future at the same level as in prior periods or that the volume of our customers’ purchase orders will be consistent with our expectations when we plan our expenditures in advance of receiving purchase orders. Our anticipated demand for our products may not materialize. In addition, manufacturing based on customer forecasts exposes us to risks of high inventory carrying costs and increased product obsolescence, which may increase our costs. If we overestimate demand for our products, or if purchase orders are cancelled or shipments are delayed, we may be left with excess inventory that we cannot sell. Conversely, if we underestimate demand, we may not have sufficient inventory and may lose market share and damage our customer relationships. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders. As a result, our results of operations may fluctuate significantly from period to period in the future.

The length of our sales cycle is unpredictable, which makes it difficult for us to forecast revenue and may increase the volatility of our operating results.

We have a lengthy sales cycle that typically begins with our receipt of an initial request from a customer and ends when our customer executes a purchase order for production quantities. We typically need to obtain a design win to receive purchase orders. In some cases, due to the rapid growth of new product applications and technologies, this process can be time-consuming and requires substantial investment of our time and resources. In addition, our OEM and ODM customers may require significant time to test, evaluate and design our products into their products. Following a design win, OEMs and ODMs may need several months to begin large-volume production of the products that incorporate our products. Many factors beyond our control could affect the length of the sales cycle of our products. The uncertainties on the sales cycle length makes it difficult for us to forecast our revenue and may increase the volatility of our operating results.

We depend and expect to continue to depend on a limited number of customers for a high percentage of our revenues. As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our revenues and harm our results of operations.

For 2007, two customers accounted for 10% or more of our net sales, consisting of one distributor as to 55.3% and an OEM as to 16.3%. In 2006, three customers accounted for 10% or more of our net sales, consisting of a distributor as to 34.6%, another distributor as to 16.0% and an OEM as to 15.0%. In 2005, three customers accounted for 10% or more of our net sales, consisting of an OEM as to 30.0%, and two distributors as to 19.3% and 11.0%, respectively. If a large distributor or other customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2006 and 2007 were attributable to accelerometer products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

We rely principally on one third-party foundry to manufacture wafers, which are significant components in our manufacturing process. If we are unable to secure sufficient supply of wafers, or if the wafers supplied to us do not meet our quality standards, we may be unable to ship finished products and our customer relationships may be damaged.

We currently rely on one foundry service provider to manufacture wafers used in our accelerometer products. We also entered into agreements in 2006 with two additional foundry service providers to supply wafers used for magnetic sensors.

Because we outsource our wafer production, which is a critical part of our manufacturing process, we face several significant risks, including:

•	lack of manufacturing capacity at these foundries;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

The ability of these foundries to provide us with wafers is limited by their available capacity. We do not have a guaranteed level of production capacity with our principal foundry and it is difficult to accurately forecast our capacity needs. Furthermore, we do not have a long-term agreement with this foundry and we place our orders on a purchase order basis. As a result, if it raises its prices or is not able to meet our required capacity for any reason, including shortages or delays in shipment of semiconductor equipment or materials it uses to manufacture our wafers, or if our business relationship with our principal foundry deteriorates, we may not be able to obtain the required capacity from it and would have to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. Using foundries with which we have no established relationships could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

Furthermore, our principal foundry can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. Many of its customers are larger than we are and may have long-term agreements with the foundry and may receive preferential treatment from it in terms of capacity allocation. Reallocation of capacity by the foundry to its other customers could impair our ability to secure the supply of wafers that we need, which could significantly delay our ability to ship our products, causing a loss of revenue and damage to our customer relationships. In addition, if we underestimate our needs for foundry capacity, our foundry may not have available capacity to meet our immediate needs or we may be required to pay higher costs to fulfill those needs, either of which could materially and adversely affect our business, operating results or financial condition.

Our key foundry service provider maintains facilities that are located in a region that is subject to earthquakes, typhoons and other natural disasters, as well as geopolitical risks and social upheaval.

Currently, all of the wafers used in our accelerometers are manufactured by a foundry in Taiwan. Taiwan is susceptible to earthquakes, typhoons, flood and other natural disasters, and has experienced severe earthquakes and typhoons in recent years that caused significant property damage and loss of life. In addition, this foundry is subject to risks associated with uncertain political, economic and other conditions in Taiwan and elsewhere in Asia, such as political turmoil in the region and the outbreak of contagious diseases, such as Severe Acute Respiratory Syndrome, or SARS, or any other epidemic such as avian flu. The occurrence of any of the foregoing could disrupt the foundry’s operations, resulting in significant disruption or delays in deliveries of raw materials for our operations. As a result, our business operations could be significantly disrupted and deliveries of our products could be delayed.

Our products are complex and defects in our products could result in a loss of customers, damage to our reputation, decreased revenue, unexpected expenses, loss of market share and warranty and product liability claims.

Our products are complex and must meet our customers’ stringent quality requirements. Such complex products may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors that are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects can arise due to design flaws, defects in materials or components or as a result of manufacturing difficulties, which can affect both the quality and yield of the product. As our products become more complex, we face significantly higher risk of undetected defects. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customer rejection of our products, damage to our reputation, lost revenue, diversion of development resources and increases in customer service and support costs and warranty claims.

Failure of suppliers to deliver on a timely basis sufficient quantities of components or materials or licensed software used in our products may result in delays or other disruptions in introducing or shipping our products, which could adversely affect our business and operating results.

Some of the components, materials and software used in our products are purchased or licensed from a limited number of suppliers and it is difficult for us to redesign our products to incorporate components, materials or software from alternative suppliers. For example, we obtain the ceramic packaging materials that we use on our accelerometer products from only two suppliers. In addition, we purchase rights to media content developed for our accelerometer products sold to our mobile phone end-customers. If any of our suppliers terminates its relationship with us, or is unable to deliver components, materials or software in accordance with our requirements, we may not be able to find alternative sources on favorable terms on short notice. Our inability to find or develop alternative sources of components, materials and software, if and as required, could result in delays or other disruptions in introducing or shipping our products. If any of these events occur, our business and operating results could be adversely affected.

Our success depends on the continuing efforts of our senior management team and other key personnel and on our ability to successfully attract, train and retain additional key personnel.

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, Chief Executive Officer and director, Dr. Yang Zhao, was and remains central to the development and advancement of the thermal MEMS technology on which our accelerometer products have been designed and developed. In addition, our engineers and other technical personnel are critical to our future technological and product innovations. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Although we maintain a “key person” life insurance policy on Dr. Zhao, we do not maintain such insurance for any of our other employees. We may incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacement for key personnel. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is very limited. We cannot assure you that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products as well as our overall business and growth prospects.

We may not be able to manage our business growth effectively, and failure to do so could strain our management, operating and other resources, which could materially and adversely affect our business and growth potential.

The scope and complexity of our business have grown significantly since our inception. Our growth has placed and will continue to place a strain on our management, personnel, systems and other resources. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers, senior managers, sales and marketing personnel and information technology personnel;

•	implement additional, and improve existing, administrative and operational systems, procedures and controls;

•	expand our finance and accounting team, which includes hiring additional personnel with U.S. GAAP and internal control expertise;

•	continue to expand and upgrade our design and product development capabilities; and

•	manage our relationships with semiconductor manufacturing service providers, customers, suppliers and other third parties.

Moreover, if our allocation of resources does not correspond with future demand for particular products, we could miss market opportunities, and our business and financial results could be materially and adversely affected. We cannot assure you that we will be able to manage our growth effectively in the future.

Assertions by third parties of infringement by us of their intellectual property rights could disrupt our business, result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may receive claims from various industry participants alleging infringement of patents, trade secrets and/or other intellectual property rights in the future. Any lawsuit or administrative proceedings resulting from such allegations could subject us to significant liability for damages and invalidate our existing intellectual property rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation or administrative proceedings also could force us to do one or more of the following:

•	stop selling products that have used technology or manufacturing processes containing the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We have agreed to defend certain of our distributors against any claims by third parties of infringement of intellectual property rights and to indemnify them for all costs and damages arising from such claims. Any intellectual property dispute could have a material adverse effect on our business, operating results or financial condition.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We design our accelerometer and non-accelerometer products in-house and rely on a combination of patents, trademarks and employee and third-party nondisclosure agreements to protect our intellectual property. As of December 31, 2007, we owned three patents and had thirteen pending patent applications in the United States, and owned two patents and had three pending patent applications and assignment in China. As of that date, we also had six pending patent applications in Japan, three pending patent applications in Germany and two pending patent applications filed with the European Patent Office. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

Some of our key technologies and know-how are licensed from third parties, including a competing company, and the termination of any of the licenses will materially and adversely affect our business.

Our business relies on our ability to use, develop and otherwise exploit our accelerometer-related technologies and know-how. Some of our key technologies and know-how were acquired by us from Analog Devices, Inc., or Analog Devices, through licensing arrangements as part of its investment in our company in 1999. All these licensing arrangements may be terminated upon the occurrence of certain events. In particular,

•

Analog Devices assigned to us its license from Canada’s Simon Fraser University, or SFU, on our core thermal accelerometer technology. SFU is entitled to terminate our license upon the occurrence of one of a number of events, including our failure to timely provide financial records. In addition, the license is terminated automatically upon the occurrence of insolvency, bankruptcy or other similar events.

•

Analog Devices granted us an exclusive, perpetual license to its thermal accelerometer technology rights to use, make, have made, import, offer to sell, sell, develop, modify, reproduce and distribute thermal accelerometer products and agreed not to use such technology rights to make or sell thermal accelerometer products itself. Analog Devices is entitled to terminate this license if our company is dissolved or liquidated or if we breach a material provision of the license agreement.

•

Analog Devices granted us a non-exclusive license to certain of its testing, wafer sawing and wafer level capping and chip-level packaging technology rights to use, make, have made, import, offer to sell, sell, develop, modify, reproduce and distribute thermal accelerometer products. Analog Devices may terminate this license if our company is dissolved or liquidated or if we breach a material provision of the license agreement.

Under our license with SFU, SFU is entitled to continue to use the licensed technology existing at the time of the license agreement, which was entered into in March 1999, as well as any related technology it develops thereafter without our support. Although we understand that SFU has not developed commercialized products based on its patented accelerometer technology to date, we cannot assure you that it will not do so in the future. If SFU seeks to develop commercialized products based on the accelerometer technology, it may deem us as a competitor and seek to terminate or limit the scope of our license, and as a result, our business, operations, financial condition and results of operation may be materially and adversely affected.

Our company has a significant relationship with Analog Devices. Dr. Yang Zhao, our founder and CEO, was a key member of Analog Devices’ MEMS division for a number of years and we received our initial funding and technologies from Analog Devices. However, we also consider Analog Devices a significant competitor in our industry. If Analog Devices seeks to terminate, limit the scope of, or increase the fees of, any of our licenses granted or assigned by them, our business, operations, financial condition and results of operation may be materially and adversely affected.

The loss of the services of our independent packaging service provider could disrupt our shipments, harm our customer relationships and reduce our sales.

We outsource a portion of our product packaging process to a third-party packaging service provider. As a result, we do not directly control our product delivery schedules, packaging costs or quality assurance and control for products subject to third-party packaging process. If our packaging service provider experiences capacity constraints or disruption or financial difficulties, raises its prices, suffers any damage to its facilities, or terminates its relationship with us, and we have insufficient capacity in-house, we may have to seek alternative packaging services which may not be available on commercially reasonable terms, or at all. Moreover, we may be exposed to risks associated with qualifying new service providers. Because it may take us an extended amount of time to qualify third-party packaging service providers, we could experience delays in product shipments if we are required to find alternative service providers for our products on short notice. Any problems that we may encounter with the delivery or quality of our products could damage our reputation and result in a loss of customers.

We may be unable to obtain in a timely manner and at a reasonable cost the equipment necessary for us to remain competitive.

Our operations and expansion plans depend on our ability to obtain a significant amount of equipment from a limited number of suppliers and in a market that is characterized, from time to time, by intense demand, limited supply and long delivery cycles. During times of significant demand for this type of equipment, lead times for delivery can be significant. Shortages of equipment could result in an increase in their prices and longer delivery times. If we are unable to obtain equipment in a timely manner and at a reasonable cost, we may be unable to fulfill our customers’ orders, which could negatively impact our financial condition and results of operations.

Our expansion plans require substantial capital expenditures and are subject to a number of uncertainties, and our failure to complete these plans would have a material adverse effect on our future growth.

Our future success depends on our ability to significantly increase our manufacturing capacity and research and development capabilities.

We are preparing for the construction of two new buildings adjacent to our current facility in Wuxi. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Construction on our new Wuxi facility began in the fourth quarter of 2007 and is expected to be completed in two phases. Phase one of our new facility is expected to be completed in the fourth quarter of 2008 and will house our new research and development institute and operations and local management offices. Total costs of phase one, including construction and machinery, are estimated to be approximately $6 million. Phase two of our new facility is expected to be completed within three years in a number of phases. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products. Total costs of phase two, including construction and machinery, are estimated to be approximately $30 million. We intend to finance substantially all of the construction costs for our new facility with a portion of the net proceeds of our recent initial public offering in December 2007.

There are a number of events that could delay these expansion projects or increase the costs of building and equipping these or future facilities in accordance with our plans. These include:

•	failure to raise sufficient funds to build, and maintain adequate working capital to operate, new facilities;

•	failure to timely obtain environmental and other regulatory approvals, permits or licenses;

•	shortages and late delivery of building materials and manufacturing equipment;

•	seasonal factors, such as a long and intensive wet season that limits construction; and

•	technological, capacity or other changes to our plans for new facilities necessitated by changes in market conditions.

If we are unable to establish or successfully operate additional manufacturing capacity or increase our research and development capabilities, we may be unable to expand our business as planned. If we are unable to carry out our planned expansions, we may not be able to meet customer demand, which could result in lower profitability and a loss in market share.

We may undertake acquisitions or investments to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders, and we may not realize the anticipated benefits of these acquisitions or investments.

As part of our growth strategy, we will continue to evaluate opportunities to acquire or invest in other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions or investments that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products into our existing business and products;

•	diversion of management’s time and attention from our core business;

•	adverse effects on existing business relationships with customers;

•	need for financial resources above our planned investment levels;

•	failures in realizing anticipated synergies;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack experience;

•	potential loss of key employees of the acquired company;

•	potential write-offs of acquired assets; and

•	potential expenses related to the amortization of intangible assets.

Our failure to address these risks may have a material adverse effect on our financial condition and results of operations. Any such acquisition or investment may require a significant amount of capital investment, which would decrease the amount of cash available for working capital or capital expenditures. In addition, if we issue new equity securities to pay for acquisitions, our stockholders may experience dilution. If we borrow funds to finance acquisitions, such debt instruments may contain restrictive covenants that can, among other things, restrict us from distributing dividends.

Our product liability and business disruption insurance may not be sufficient.

A significant portion of our sales derive from automotive safety applications which may expose us to significant product liability claims. We maintain business disruption insurance and general liability insurance which includes product liability coverage in amounts we believe to be appropriate for our operations. However, we cannot assure you that this amount is sufficient to cover all potential claims or losses and damages we may suffer. Any product liability or warranty claim, litigation, natural disaster or other forms of business disruption may result in our incurring substantial costs and in a diversion of resources.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity, potentially significant monetary damages and fines and suspension of our business operations.

Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Our manufacturing processes generate noise, waste water, gases and other industrial wastes and we are required to comply with China’s national and local regulations regarding environmental protection. We believe we are currently in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business as it is presently conducted. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with any future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations.

We may need additional capital, and the sale of additional common stock or other equity securities could result in dilution to investors in our common stock.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from our recent initial offering will be sufficient to meet our anticipated cash needs for the near future. However, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities that may be convertible to equity securities. The sale of additional equity securities or debt securities that may be convertible to equity securities could result in dilution to investors in our common stock. Furthermore, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

If we grant employee share options and other share-based compensation in the future, our net income could be adversely affected.

Our equity incentive plans and other similar types of incentive plans are important to attract and retain qualified key personnel. We have granted share options in the past pursuant to our equity incentive plans for our employees adopted in 2000 and 2007. As a result of the issuance of options under these plans, we have in the past and expect in the future to incur stock-based compensation expenses. We currently account for compensation costs for all share options, including share options granted to our directors and employees, using the fair value method and recognize the expense in our consolidated statement of operations in accordance with Statement of Financial Accounting Standard No. 123(R), which may have a material adverse effect on our net income.

We may be adversely affected by the cyclicality of the semiconductor industry, including the recent slowdown in the mobile phone market in China.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The semiconductor industry has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturn may reduce our revenues and result in us having excess inventory.

Recently, the rate of growth in demand for the mobile phone handsets manufactured by our OEM and ODM customers in China has slowed, and this has resulted, and in the near term we expect this to continue to result, in reduced demand for the components that we and other semiconductor companies supply to these customers. Declining worldwide economic conditions could also contribute to changes in customer preferences, in China and elsewhere, such as reduced demand for feature-rich handsets that utilize our accelerometer products, in favor of lower-cost handsets that do not include these functions. Such changes in customer preferences could also adversely affect demand for our products. We are making initiatives to diversify our revenue sources and reduce our exposure to cyclicality in the cellular handset market, such as the formation of our Industrial Business Unit and our recent selection as the solution provider and producer for the “Waving 2008” electronic torch project for the Beijing Summer Olympics. However, there can be no assurance that in the near or longer term these diversification initiatives will be successful or enable us to overcome the adverse effect on our revenues and results of operations of a cyclical downturn such as that we are currently experiencing in the mobile phone market in China.

Conversely, an upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry, assembly and testing capacity. Failure to gain access to foundry, assembly and testing capacity could impair our ability to secure the supply of products that we need, which could significantly delay our ability to ship our products, cause a loss of revenues and damage our customer relationships.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices would harm our gross margins. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a write-down of the value of these securities were to become necessary, it would adversely affect our results of operations.

As of December 31, 2007, our investments included $46.9 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions have been held for all of the $46.9 million of auction rate securities that we held at year end and we have liquidated $25.5 million of our auction rate securities. As a result, as of March 10, 2008, we held $21.4 million in auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity and ultimately the fair value of these securities.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Historically, given the liquidity created by the auction process, auction rate securities have been classified as short-term investments, included in current assets. Because all the auction rate securities we held at December 31, 2007 have reset at least once since that date, we believe it is appropriate in accordance with United States generally accepted accounting principles, or GAAP, to classify them as current assets as of December 31, 2007. We also determined that no other-than-temporary impairment in the value of these securities existed as of December 31, 2007, as all of them had successful auctions subsequent to that date.

If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, it is possible that we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material. We might also conclude that some or all of our auction rate securities portfolio should be reclassified from short-term marketable securities to non-current other assets.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government or laws or regulations of the PRC could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.

All of our manufacturing operations are located in China and a significant portion of devices incorporating our products are ultimately sold to end users in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. China’s economy is in transition from a planned economy to a more market-oriented economy and differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, level of capital reinvestment, access to financing, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and economic sectors of China. The PRC government has implemented various economic and political policies and laws and regulations to encourage economic development. Although we believe that such policies have had a positive effect on the economic development of China, we cannot predict the future direction of those policies or the effects those policies may have on our business or results of operations. In addition, since 2003, the PRC government has implemented a number of measures, such as raising surplus deposit reserve ratios and lending interest rates, in order to slow down the growth of certain sectors of China’s economy. These actions, as well as future actions and policies of the Chinese government, could materially affect our liquidity and access to bank financing. Furthermore, changes to the policies of the PRC government or the laws and regulations of the PRC could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Because our business depends in part on the continued growth of the Chinese economy, any slowdown of such growth could have a material adverse effect on our business and operating results.

Our business is significantly dependent upon the economy and the business environment in China. In particular, we expect to continue to rely significantly on the growing demand in China for devices incorporating our products, which in turn may be dependent on the continuing growth of the Chinese economy. The Chinese economy experienced some deflation a few years ago, and there can be no assurance that the growth of the Chinese economy will be steady or that any slowdown of the Chinese economy will not have a material adverse effect on our business and operating results.

China’s legal system is characterized by uncertainty that could negatively impact our business and results of operations.

We conduct all of our manufacturing operations at our Wuxi subsidiary, MEMSIC Semiconductor, which is subject to PRC laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly-foreign owned companies. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.

The PRC legal system is based on written statutes. The interpretation and enforcement of these laws and regulations involve uncertainties in that (i) the laws and regulations are relatively new, (ii) only limited volumes of court decisions are published, (iii) prior court decisions may be only cited for reference but have limited precedential value, and (iv) interpretation of statutes and regulations may also be subject to new government policies reflecting domestic political, economic or social changes. Such uncertainties may limit the legal protections available to us.

The enforcement of existing laws, or contracts based on existing law, may be uncertain and sporadic as well. It may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction.

The relative inexperience of China’s judiciary in many types of cases creates additional uncertainty as to the outcome of any litigation. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation.

Our activities in China may be subject to administrative review and approval by various national and local agencies of the PRC government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Failure to obtain the requisite governmental approval for any of our activities could adversely affect our business and results of operations.

The approval of the China Securities Regulatory Commission, or the CSRC, may have been required in connection with our recent initial public offering under a recently adopted PRC regulation; failure to have obtained this approval in connection with our recent offering could have a material adverse effect on our business, operating results, reputation and trading price of our common stock; the regulation also establishes more complex procedures for acquisitions conducted by non-PRC investors which could make it more difficult to pursue growth through acquisitions.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, the State-owned Assets Supervision and Administration Commission of the State Council, or SASAC, the State Administration of

Taxation, the State Administration for Industry and Commerce, the CSRC and the PRC State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and directly or indirectly controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on a non-PRC stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. While the application of the New M&A Rule remains unclear, we believe, based on the advice of our PRC counsel, Commerce & Finance Law Offices, that CSRC approval may not be applicable to us in the context of our recent initial public offering because we established our PRC subsidiary through direct investment by non-PRC persons rather than by merger or acquisition of PRC domestic companies, and we did not seek CSRC approval for our initial public offering. However, as it is uncertain how the New M&A Rule will be interpreted or implemented, we cannot assure you that the relevant PRC government agency, including the CSRC, or PRC courts would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory agencies determine that we should have obtained the CSRC’s approval for our recent initial public offering, we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from the offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The New M&A Rule also established additional procedures and requirements that could make merger and acquisition activities by non-PRC investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a non-PRC investor takes control of a PRC domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. Complying with the requirements of the New M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations.

Prior to January 1, 2008, under applicable PRC tax laws, our wholly owned subsidiary MEMSIC Semiconductor, as a PRC high-technology company operating in a designated high-tech development zone, benefited from a 15% preferential enterprise income tax rate, compared to a standard rate of 33%, was exempt from enterprise income tax for two years from 2007, the year in which our Wuxi subsidiary, MEMSIC Semiconductor, first had positive accumulated earnings, and was entitled to a 50% reduction in the enterprise income tax for the succeeding three years.

On March 16, 2007, the National People’s Congress, the PRC legislature, approved and promulgated a new tax law named “Enterprise Income Tax Law,” and in December 2007, the State Council promulgated rules implementing the new tax law, both of which became effective on January 1, 2008. Under the new tax law, foreign invested enterprises, or FIEs, and domestic companies are subject to a uniform income tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower income tax rate under the then effective tax laws or regulations. The income tax rate of such enterprises will gradually transition to the uniform tax rate within the transition period in accordance with the implementing rules under the new tax law. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the income tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the new tax law, entities that qualify as “high-technology companies especially supported by the PRC government” will benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. However, there are a number of requirements for a company to qualify as a “high-technology company especially supported by the PRC government,” including those relating to business scope. There can be no assurances that our Wuxi subsidiary will qualify as a high-technology company supported by the PRC government or if it does qualify, that it will continue to do so in the future and continue to benefit from such preferential tax rate. Following the effectiveness of the new tax law, our effective income tax rate may increase, unless we are otherwise eligible for preferential treatment.

The new tax law provides only a framework of the enterprise tax provisions. Even with the promulgation of its implementation rules, the new tax law still leaves many details on the definitions of numerous terms as well as the interpretation and specific application of various provisions unclear and unspecified.

We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders.

Under the Enterprise Income Tax Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes. Although the implementation rules of the Enterprise Income Tax Law provides a definition of “de facto management body,” such definition has not been tested and there remains uncertainty as to the circumstances in which a non-PRC enterprise’s “de facto management body” is considered to be located in the PRC. Some members of our management team are currently based in the PRC, and may remain in the PRC after the effectiveness of the new tax law. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, and any dividend payable by us to our non-PRC corporate stockholders and any gains derived by our non-PRC corporate stockholders from transferring our shares will also be subject to a PRC withholding tax at the rate of 10%, if such income is considered PRC-sourced income by the relevant PRC authorities. If we are required under the new tax law to withhold income tax on dividends we pay to our non-PRC corporate stockholders, the amount of dividends we are able to pay may be materially and adversely affected.

The intercompany transactions between us and our Wuxi subsidiary may be subject to scrutiny by the United States and the PRC tax authorities, and there may be material and adverse tax consequences if the United States or the PRC tax authorities determine that these transactions were not entered into on an arm’s length basis.

Our Wuxi subsidiary, MEMSIC Semiconductor, is a PRC company. Our Wuxi subsidiary generally purchases manufacturing components from third parties but purchases a small amount of manufacturing components from our U.S. headquarters at cost. To more efficiently manage our manufacturing process, we expect our Wuxi subsidiary to purchase all manufacturing components from third parties beginning in January 2008. We purchase all of the MEMS sensors our Wuxi subsidiary produces.

We could face material and adverse tax consequences if the United States or the PRC tax authorities determine that the transactions between us and our Wuxi subsidiary were not entered into on an arm’s length basis and they may adjust our income and expenses for United States or PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of deductions recognized by our Wuxi subsidiary, or an increase, for the U.S. tax purposes, of income recognized by us on a consolidated basis, which could increase our overall tax liability and adversely affect our results of operations.

Our Wuxi subsidiary is subject to restrictions on paying dividends or making other distributions to us.

We may rely on dividends paid by our Wuxi subsidiary for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our Wuxi subsidiary is required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. MEMSIC Semiconductor currently does not have any reserve funds because it was in a cumulative loss position as of December 31, 2006. If our Wuxi subsidiary, MEMSIC Semiconductor, incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiary to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiary, MEMSIC Semiconductor, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of China. Because all or substantially all of our net sales are denominated in U.S. dollars, but a significant portion of our expenses are denominated in RMB, any restrictions on currency exchange may limit our ability to use cash from sales generated in U.S. dollars to fund our business activities in China. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB are freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange, or SAFE, is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under the capital account of our Wuxi subsidiary, MEMSIC Semiconductor, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders. In addition, we cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on foreign exchange transactions in the future.

Fluctuations in the value of RMB could negatively impact our result of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in an 13.5% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

Our reporting currency is the U.S. dollar and all of our sales and liabilities are denominated in U.S. dollars. Approximately one third of our operating expenses and a majority of our assets are denominated in RMB. Accordingly, as a result of China’s 2005 currency policy, our operating expenses, in U.S. dollar equivalents, increased and our operating margins and net income were adversely affected. In addition, the value of our assets, in U.S. dollar equivalents, decreased. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. As a result, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

Recent PRC regulations relating to offshore investment activities by PRC residents and employee stock options granted by overseas-listed companies may increase our administrative burden, restrict our overseas and cross-border investment activity or otherwise adversely affect the implementation of our acquisition strategy. If our stockholders who are PRC residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any PRC resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment or capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. Although our PRC counsel has advised us that these SAFE regulations are not applicable to us or our stockholders, we cannot assure you that SAFE will agree with our position. If SAFE disagrees with us, and if any of our PRC stockholders fails to make in a timely manner the required SAFE registration or file or update the registration, our Wuxi subsidiary, MEMSIC Semiconductor, may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into our Wuxi subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions. In addition, because it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. Furthermore, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures. We and our PRC employees who have been granted stock options are subject to the Stock Option Rule as a result of our recent initial public offering. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

A number of our PRC employees exercised their stock options prior to our becoming an overseas publicly-listed company. Since there is not yet a clear regulation on how and whether these PRC employees are required to complete their SAFE registration, and it is uncertain as to how the government authorities will interpret the Stock Option Rule, it is unclear whether such exercises are permissible by PRC laws and it is uncertain how SAFE or other government authorities will interpret or administrate such regulations. Therefore, we cannot predict how such exercises will affect our business or operations.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from using the proceeds of our recent initial public offering to make additional capital contribution or loans to our Wuxi subsidiary.

Any capital contributions or loans, that we, as an offshore entity, make to our Wuxi subsidiary, MEMSIC Semiconductor, are subject to PRC regulations. For example, any of our loans to our Wuxi subsidiary cannot exceed the difference between the total amount of investment that our Wuxi subsidiary is approved to make under relevant PRC laws and the registered capital of our Wuxi subsidiary, and any such loans must be registered with the local branch of the SAFE as a procedural matter. In addition, our additional capital contributions to our Wuxi subsidiary must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contribution or provide loans to our Wuxi subsidiary or to fund its operations may be adversely affected, which could harm our Wuxi subsidiary’s liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

We are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, we are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in China (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. We are obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, the relevant tax authority advised us that due to the difficulty in determining the fair market value of our shares as a private company, we were not obligated to withhold and pay the individual income tax for the exercises prior to the closing of our recent initial public offering. Thus, we have not withheld and paid the individual income tax for the option exercises. We cannot assure you that the tax authority will not act otherwise and request us to withhold and pay the individual income tax immediately and impose sanctions, such as fines, on us.

Any recurrence of Severe Acute Respiratory Syndrome, or SARS, an outbreak of contagious diseases, such as avian influenza, could negatively impact our business and results of operations.

An outbreak of avian flu in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, particularly in Asia. A recurrence of SARS in Southeast Asia could also have similar adverse effects. Since a substantial part of our operations and a substantial number of our customers and suppliers are currently based in Asia (mainly the PRC, Taiwan and Japan), an outbreak of avian flu, SARS or other contagious diseases in Asia or elsewhere, or the perception that such outbreak could occur, and the measures taken by the governments of countries affected, including the PRC, would adversely affect our business, financial condition or results of operations.

Risks Related to Ownership of Our Securities

There was no public market for our common stock prior to our recent initial public offering, and you may not be able to resell our common stock at or above the price you paid, or at all.

Prior to our initial public offering in December 2007, there was no public market for our common stock. If an active trading market for our common stock does not develop or continue, the market price and liquidity of our common stock will be materially and adversely affected. We cannot assure you that an active trading market for our common stock will develop.

The market price for our common stock may be volatile.

There has been a history of significant volatility in the market prices of securities of technology companies. Between our initial public offering in December 2007 and March 10, 2008, the market price for our common stock has ranged from a high of $11.00 to a low of $4.86 per share. The market price of our common stock may continue to be volatile and subject to wide fluctuations, in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in the semiconductors industry;

•	changes in the economic performance or market valuations of other companies in the semiconductors industry;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation;

•	release of lock-up or other transfer restrictions on our outstanding shares or sales of additional shares; and

•	general economic or political conditions in Asia, particularly China, the United States and Europe.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our shares.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

The trading market for our common stock upon listing may be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Substantial future sales or the perception of sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. At March 10, 2008, we had 23,629,100 shares of common stock outstanding. All of the 6,823,000 shares of our common stock that were sold in our initial public offering, including the 823,000 shares that were sold upon exercise by the underwriters of their over allotment option, are freely transferable without restriction or additional registration under the Securities Act. The remaining shares will be available for sale, upon the expiration of the 180-day lock-up period that began on December 17, 2007, subject to volume and other restrictions as applicable under Rule 144 and Rule 701 under the Securities Act. Any or all of these shares that are subject to lock-up may be released prior to expiration of the lock-up period at the discretion of the lead underwriters for our recent initial public offering. To the extent these shares are sold into the market, the market price of our common stock could decline.

In addition, upon the expiration of the 180-day lock-up period certain holders of our common stock will have rights, under certain conditions, to cause us to register under the Securities Act the sale of their common stock. Registration of these shares under the Securities Act will result in these shares becoming freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Sale of these registered shares in the public market could cause the price of our common stock to decline.

Delaware law and provisions of our charter documents could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

Our charter documents contain provisions that could discourage, delay or prevent a change in control or changes in our management that our stockholders may deem advantageous. These provisions:

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	require a staggered board of directors making it more difficult for stockholders to replace a majority of our directors;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	provide that a special meeting of stockholders may be called only by the president, the chief executive officer or the board of directors acting pursuant to a resolution adopted by the board; and

•	establish advance notice requirements for nominations for election to our board by stockholders at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choice and cause us to take corporate actions with which you may disagree.

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

As of March 10, 2008, our non-executive principal stockholders and their affiliated entities beneficially owned approximately 39.2% of our outstanding shares of common stock. In addition, Dr. Yang Zhao, our president and chief executive officer, beneficially owned 7.5% of our outstanding shares of common stock. These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to maintain effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we include in our Annual Report on Form 10-K for each year, beginning with the year ending December 31, 2008, a management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors that both addresses management’s assessment and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls will also involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results, could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

We incur increased costs as a result of being a public company.

As a public company, we have incurred, and will incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and make some of our corporate activities more time-consuming and costly. Also, we will incur additional costs associated with satisfying our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our manufacturing subsidiary and approximately 20% of our assets were located outside of the United States as of December 31, 2007. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

Our corporate headquarters are located at One Tech Drive, Suite 325, Andover, Massachusetts 01810. In addition, we also have an office in Chicago, Illinois. Our Andover headquarter is responsible for sales and marketing, financing, and research and development, while the Chicago office is also responsible for research and development. In addition, we have sales offices in Shanghai and Shenzhen, China; Taipei, Taiwan; and Tokyo, Japan. We lease these premises from unrelated third parties. The lease contract on our corporate headquarters in Andover expires in June 2013.

Our current manufacturing facility and our new facility under construction are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. Our current manufacturing facility is housed in a building that comprises a production area of approximately 2,800 square meters and an office area of approximately 1,300 square meters. We recently expanded the facility to have an additional 600 square meters of production area. The current facility is responsible for manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering.

In addition, we are preparing for the construction of two new buildings adjacent to our current facility. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Construction on our new facility began in the fourth quarter of 2007 and is expected to be completed in two phases. Phase one of our new facility is expected to be completed in the fourth quarter of 2008 and will house our new research and development institute and operations and local management offices. Total capital expenditure of phase one, including construction and machinery, are estimated to be $6 million. Phase two of our new facility is expected to be completed within three years in a number of phases. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products. Total capital expenditure of phase two, including construction and machinery, are estimated to be $30 million. We intend to finance substantially all of our new facilities with a portion of the net proceeds of our recent initial public offering.

Item 3.	Legal Proceedings.

We are not involved in any litigation or other legal matters which, if decided adversely against us, could reasonably be expected to have a material adverse impact on our business or operations. However, many participants in our industry have significant intellectual property rights and have demonstrated a willingness to instigate litigation based on allegations of infringement. We cannot assure you that we will not receive notices of intellectual property right infringements in the future.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following actions were taken by written consent of our security holders during the three months ended December 31, 2007, in each case by the vote of 11,139,426 shares (on an as-converted basis):

•	amendment of our Certificate of Incorporation to provide for a one-for-two reverse split of our common stock, which became effective in November 2007;

•	approval of our 2007 Stock Incentive Plan; and

•	adoption of our Second Amended and Restated Certificate of Incorporation, which became effective upon the closing of our initial public offering in December 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the Nasdaq Global Market under the symbol “MEMS” on December 14, 2007. The following table sets forth the high and low reported sales prices of our common stock for the period indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2007
Fourth quarter (commencing December 14, 2007)	$11.00	$9.50

On March 10, 2008, the last reported sale price on the Nasdaq Global Market for our common stock was $6.31 per share. On March 10, 2008, there were approximately 132 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

We currently intend to retain future earnings, if any, to finance our growth. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions in financing agreements and plans for expansion.

We did not repurchase any of our equity securities during the three months ended December 31, 2007.

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-146377) that was declared effective by the Securities and Exchange Commission on December 13, 2007. The initial public offering was underwritten and managed by Citigroup Global Markets Inc., Jefferies & Company, Inc., Needham & Company, LLC and Thomas Weisel Partners LLC. An aggregate of 6,823,000 shares of common stock, including 823,000 shares issued upon exercise by the underwriters of their over-allotment option, were sold on our behalf at an initial public offering price of $10.00 per share for an aggregate initial public offering price of $68.2 million. Following the sale of the 6,823,000 shares, the public offering terminated. The underwriters received underwriting discounts totaling approximately $4.8 million in connection with the offering. In addition, we incurred offering expenses of approximately $3.2 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We intend to use the proceeds for general corporate purposes, including: working capital, expansion of our manufacturing facilities in Wuxi and future strategic acquisitions. However, at this time we do not have any commitment to any specific acquisitions.

During the three months ending December 31, 2007, and prior to the effectiveness of the registration statement for our initial public offering, we issued 152,887 shares of common stock to employees upon the exercise of common stock options. These transactions were exempt from registration under Section 4(2) of the Securities Act and pursuant to Rule 701 under the Securities Act.

Item 6.	Selected Financial Data

The following selected financial information should be read in conjunction with our financial statements and their related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2005, 2006 and 2007 and the balance sheet data as of December 31, 2006 and 2007 are derived from, and are qualified by reference to, the audited financial statements included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2004 and 2005 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results do not necessarily indicate our future results.

Consolidated Statement of Operations Data:	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Net sales	$1,853	$6,895	$9,053	$13,118	$25,270
Cost of goods sold	712	1,998	2,891	4,332	8,817

Gross profit	1,141	4,897	6,162	8,786	16,453
Operating expenses:
Research and development	411	400	1,004	1,874	3,358
Sales and marketing	1,054	1,194	1,466	1,705	2,894
General and administrative	1,392	1,686	2,004	2,544	3,888

Total operating expenses	2,857	3,280	4,474	6,123	10,140

Operating income (loss)	(1,716)	1,617	1,688	2,663	6,313
Other income (expense):
Change in value of warrant to purchase Series A convertible preferred stock	—	—	(143)	(2,992)	—
Interest and dividend income	37	108	202	485	743
Interest expense	(6)	(49)	(20)	—	(39)
Other, net	(2)	(19)	37	39	34

Total other income (expense)	29	40	76	(2,468)	738

Income (loss) before income taxes and cumulative effect of accounting change	(1,687)	1,657	1,764	195	7,051
Provision (benefit) for income taxes	—	29	(1,005)	(303)	971

Income (loss) before cumulative effect of accounting change	(1,687)	1,628	2,769	498	6,080
Cumulative effect on periods prior to July 1, 2005 of change in the valuation of the warrant to purchase Series A convertible preferred stock, net of zero income taxes	—	—	(2,714)	—	—

Net income (loss)	$(1,687)	$1,628	$55	$498	$6,080

Net income (loss) available to common stockholders:
Basic	$(2,897)	$30	$(1,480)	$(1,378)	$824

Diluted	$(2,897)	$30	$(1,480)	$(1,378)	$964

Income (loss) per common share before cumulative effect of accounting change:
Basic	$(1.45)	$0.02	$(0.53)	$(0.66)	$0.26

Diluted	$(1.45)	$0.02	$(0.53)	$(0.66)	$0.25

Net income (loss) per common share:
Basic	$(1.45)	$0.02	$(0.72)	$(0.66)	$0.26

Diluted	$(1.45)	$0.02	$(0.72)	$(0.66)	$0.25

	As of December 31,
Consolidated Balance Sheet Data:	2003	2004	2005	2006	2007
	(in thousands)
Cash and cash equivalents	$2,832	$9,762	$4,461	$7,142	$20,709
Short-term investments			6,100	6,900	46,925
Total current assets	3,697	13,520	15,193	21,873	80,753
Total assets	6,144	17,355	18,792	25,769	88,852
Total current liabilities	503	1,625	5,227	3,426	5,414
Long term debt	858	858
Series A through D convertible preferred stock	19,059	28,809	30,345	32,929	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced semiconductor sensor and system solutions based on integrated MEMS technology and mixed signal circuit design. Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard CMOS process. This approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.

We have experienced significant growth since our products were first commercialized in 2001. We shipped more than 31 million units of accelerometers from 2004 through 2007, including 2.7 million units in 2004, 3.8 million units in 2005, 6.8 million units in 2006 and 17.9 million units in 2007. In 2005, 2006, and 2007, our net sales totaled $9.1 million, $13.1 million and $25.3 million, respectively. The increases in our unit sales volume and sales revenue during this period were primarily attributable to increases in the sale of our products for mobile phone applications and automotive applications. We expect sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect to begin commercial sales of our first non-accelerometer products, including magnetic sensors, flow sensors and touch sensors, in the first half of 2008.

We sell our products either to distributors, which then resell to OEMs and ODMs, or to OEM and ODM customers directly. Historically, a small number of our customers have accounted for a substantial portion of our revenue, and sales to our largest distributor customers and OEM and ODM customers have varied significantly. This significant variation is in part due to the fact that our sales are made on the basis of purchase orders rather than long-term contracts. Although our distributors generally provide us with non-binding rolling forecasts, our distributors generally have up to 30 days prior to delivery to cancel or reschedule shipments pursuant to our distribution agreements. This arrangement has added to the fluctuation and unpredictability of our sales. Because our products are a component of our customers’ products, our sales performance is significantly affected by the sales performance of our customers’ products. It is difficult for us to accurately forecast our product demand because in the case where we sell our products to distributors, we may not know the identity of the distributor’s OEM and ODM customers and information regarding their demand.

OEM and ODM customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our marketing and sales staff and application engineers engaging with our OEM and ODM customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If such process is successful, an OEM and ODM customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. Although we do not have long-term purchase commitments from any of our distributor customers or OEM and ODM customers, once one of our products is incorporated into an OEM’s or ODM’s design, it is likely to remain a part of the design for the life cycle of its product. We believe this to be the case because a redesign would generally be time consuming and expensive. We have experienced revenue growth due to an increase in the number of our products offered, an expansion of our customer base, an increase in the number of design-wins within any one OEM and ODM customer and an increase in the average revenue per design-win.

We manufacture our products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold.

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with Staff Accounting Bulletin No. 104 and Statement of Financial Accounting Standards No. 48, or SFAS 48. See “—Critical Accounting Policies—Revenue Recognition.” Prior to August 31, 2007, we deferred recognition of sales to a major distributor, World Peace Industrial Co., Ltd., or WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 34.6% of our revenue in 2006 and 55.3 % of our revenue for 2007. On August 30, 2007, we amended the distributor agreement with WPI to allow returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of September 1, 2007, and we have recognized revenue upon shipment to WPI for all shipments subsequent to this date. For all shipments to WPI made prior to August 31, 2007, we continued to recognize our revenue upon shipments to its OEM and ODM customers. See “—Critical Accounting Policies—Revenue Recognition.”

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. The significant increases in our net sales have been primarily attributable to the increases in the sales volumes of our products, particularly those for mobile phone and automotive applications. The average selling prices of our products generally decline over time and are primarily affected by a combination of the following factors:

•

the semiconductor market is highly competitive, and as a result, the average selling prices of particular products generally experience rapid declines over the course of their respective product and technology life cycles. We seek to mitigate the impact of this trend on our business by continuing to rapidly design, develop and sell new generations of products with additional functionalities to replace older generation products;

•	we may also reduce our product prices as we are able increase our production yields or to reduce our manufacturing costs, particularly the wafer prices;

•

changes in our product mix may affect the average selling prices of our products. Historically, for example, our revenue derived from consumer and mobile phone markets, as a percentage of our total revenue, has increased. Our products for these markets generally have lower average selling prices than products for the automotive market. The average selling prices of products may continue to be affected by our strategy to increase market adoption of our products in certain markets; and

•	we occasionally grant discounts to our large customers or OEM and ODM customers for high volume purchases.

Net Sales by Application

Net sales from mobile phone applications, as a percentage of total net sales, have increased in recent years. However, the mobile phone market in China is currently experiencing a downturn, and for this reason, among others, we are seeking to reduce our dependency on mobile phone applications, by diversifying our product offerings to include a broader range of industrial and consumer applications.

Net sales from the automotive applications, in absolute terms, have increased, primarily attributable to increases in sales of rollover application products to Autoliv Inc. To increase net sales from the automotive market, we are currently seeking to increase sales from other automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets.

Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect the net sales from consumer applications to fluctuate less. Industrial and medical markets are limited, and we do not expect revenue from these markets to contribute significantly to our total revenue.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
Application	2005		2006		2007
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Mobile phone	$740	8.2%	$5,123	39.0%	$14,367	56.9%
Consumer	5,912	65.3	4,207	32.1	4,274	16.9
Automotive	1,413	15.6	2,781	21.2	4,927	19.5
Industrial/other	988	10.9	1,007	7.7	1,702	6.7

Total	$9,053	100.0%	$13,118	100.0%	$25,270	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. Our customers representing 10% or more of our net sales accounted for approximately 60.3%, 65.6% and 71.6%, respectively, of our net sales in 2005, 2006 and 2007.

We have experienced and will continue to experience fluctuations in demand from a significant number of customers, including many of our largest customers. It is difficult for us to accurately forecast our product demand, particularly in the case of sales to our distributors, as we may not know the identity of the distributor’s OEM and ODM customers and lack information regarding their demand.

Occasionally, design changes in the products of our OEM and ODM customers have resulted in the loss of sales. For example, a design change in a product of a large OEM customer in 2005 for consumer applications resulted in the loss of our sales to such customer in 2006. That customer accounted for 30.0% of our net sales in 2005.

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets within geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer application market in the greater China region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated as a result of the gain and subsequent loss of a significant customer for global positioning system, or GPS, application. We also derive significant revenue from products for automotive applications in Europe.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2005		2006		2007
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Asia (excluding Japan)	$2,052	22.7%	$6,613	50.4%	$16,189	64.1%
Europe	3,179	35.1	677	5.1	734	2.9
Japan	2,400	26.5	3,263	24.9	3,151	12.5
North America	1,339	14.8	2,528	19.3	5,167	20.4
Other	83	0.9	37	0.3	29	0.1

Total net sales	$9,053	100.0%	$13,118	100.0%	$25,270	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers. Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv) outsourced processing fee paid to third-party packaging service provider.

Our relationships with third-party foundry and packaging service providers do not provide for guaranteed levels of production capacity at pre-determined prices. As a result, our outsourcing costs relating to wafer production, and to a lesser extent, packaging services, are susceptible to changes based on conditions in the global semiconductor market and our service providers’ available capacity.

Prior to August 31, 2007 we deferred recognition of cost of goods sold for a major distributor, WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 34.6% of our revenue in 2006 and 55.3% of our revenue in 2007. On August 30, 2007, we amended the distributor agreement with WPI to allow for returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of September 1, 2007, and subsequent to that date we have recognized the cost of goods sold as the related products are sold. For all shipments to WPI made prior to August 31, 2007, we continued to recognize costs related to products once sold by WPI to its OEM and ODM customers. See “—Critical Accounting Policies—Revenue Recognition.”

Gross Profit and Gross Margin

Historically, our gross profit has generally experienced growth in line with increases in our revenue, and in recent years our gross margin has remained relatively stable, at 68.1%, 67.0%, and 65.1%, respectively, in 2005, 2006 and 2007. However, our gross profit and gross margin may fluctuate significantly in the future as a result of a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers. The increase in the percentage of our net sales in products for mobile phone applications in recent years had an adverse effect on our overall gross margin. Additionally, we recently announced that we had been selected as the supplier for the “Waving 2008” electronic torch project. This project, which is our first opportunity to produce a complete solution for a consumer product, will have an impact on our gross margins in 2008. While we do not expect any material changes to our operating expenses resulting from the Olympic torch contract, our cost of goods will increase, due to third party manufacturing costs that we do not incur for our discrete MEMS products. As a result, we expect our gross margins in 2008 to be slightly below our historical ranges.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and beginning in 2006, stock-based compensation under SFAS 123(R) attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue for the foreseeable future as we seek to diversify into non-accelerometer products and hire additional employees in connection with the new research and development institute that we established in the second quarter of 2007.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel expenses; office supply and other office-related expenses; office rental expenses; others, such as utilities, insurance and provision for accounts receivable; and beginning in 2006, stock-based compensation under SFAS 123(R). In addition, general and administrative expenses in 2005 and 2006 included certain charges for the intrinsic value of options vested during 2005 and the fair value of the options vested during 2006, respectively. We expect that our general and administrative expenses will increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company. However, we expect that such expenses will decrease as a percentage of net sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and others expenses; and beginning in 2006, stock-based compensation under SFAS 123(R). We expect sales and marketing expenses to continue to increase as we hire additional sales and marketing personnel, expand our sales and marketing network and engage in additional marketing and promotional activities. However, we expect that such expenses will decrease as a percentage of net sales.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our short term investments of cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses. In 2005 and 2006, other income (expense) also included the increase in fair value of outstanding warrants to purchase our Series A preferred stock.

As part of the investment Analog Devices made in our company in March 1999, we issued to Analog Devices warrants to acquire a total of 3,571,000 shares of Series A convertible preferred stock at $0.10 per share. The warrants had both a liability aspect and an equity aspect in respect of the shares of redeemable Series A preferred stock. Statement of Financial Accounting Standards No. 150, or SFAS 150, which became effective for periods after July 1, 2005, requires that such a financial instrument be classified as a liability at the fair value of the shares issuable upon exercise of the warrant. SFAS 150 required that the cumulative effect of the change in the valuation of such a financial instrument at July 1, 2005 be reported separately in the statement of operations, and changes in valuation for periods subsequent to July 1, 2005 be recorded in the statement of operations as a charge to the income statement. Accordingly, we recognized non-cash charges in connection with adjusting the warrant to fair value through the date of our repurchase in December 2006. We repurchased these warrants in December 2006 and, as a result, there were no related charges after that date. At December 31, 2007, we have no freestanding derivative liabilities.

Provision (Benefit) for Income Taxes

We conduct sales through our headquarters in Andover, Massachusetts. Our Wuxi subsidiary, MEMSIC Semiconductor, is primarily engaged in manufacturing and engineering activities and does not conduct direct sales to customers. For internal accounting and PRC tax purposes, we account for the transfers of goods from our Wuxi subsidiary, MEMSIC Semiconductor, to our U.S. headquarters as sales, and calculate the transfer price of such sales based on a markup of manufacturing and operating costs. We believe the prices of these sales were consistent with the prevailing market prices.

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. As of December 31, 2007, we had federal net operating losses (“NOL”) of approximately $15,000, which will expire in 2023, and no state NOL carryforwards. We utilized federal NOLs of $1.9 million and state NOLs of $1.7 million in 2007. We may be subject to Section 382 of the Code which imposes certain limitations on net operating losses that we could utilize in the event of an ownership change of our company. However, we do not believe the impact of any such limitations would have a material impact on our ability to utilize our remaining federal NOL carryforward.

Our policy is to reinvest any earnings of MEMSIC Semiconductor in our Chinese operations. We have not provided for the U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, we would be subject to additional U.S. income taxes on these undistributed earnings.

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes. As of December 31, 2007, our Wuxi subsidiary, MEMSIC Semiconductor, had no PRC NOL carryforwards available to offset future PRC enterprise income tax and entered into the first year of the two year tax exemption period. Also, we did not record deferred tax assets or liabilities as a result of any temporary differences between the pre-tax income and taxable income for our China subsidiary for 2005, 2006 and 2007, as they are expected to reverse during the tax exemption period.

Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. Prior to January 1, 2008, according to the applicable PRC tax laws, foreign investment enterprises, or FIEs, incorporated in the PRC were generally subject to an enterprise income tax rate of 33%. A high-technology FIE registered and operating in a designated high-technology zone would be entitled to a preferential enterprise income tax rate of 15%, whereas a manufacturing FIE that was scheduled to operate for no less than 10 years was eligible for an exemption from state income taxes for two years starting from its first profit-making year, followed by a 50% reduction in the succeeding three years. The qualification of a “high-technology” FIE was subject to a biennial evaluation by the relevant government authority in China.

Our Wuxi subsidiary MEMSIC Semiconductor, as a high-technology FIE registered and operating in a designated high-technology zone and a manufacturing FIE that is scheduled to operate for no less than 10 years, was entitled to a preferential enterprise income tax rate of 15% as well as a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008, followed by a 50% reduction from 2009 to 2011.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law named “Enterprise Income Tax Law,” which took effect beginning January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies. As a result of the new tax law, following the year 2011, upon expiration of our 50% reduction from the then applicable income tax rate, our effective tax rate may increase, unless we are otherwise eligible for preferential treatment.

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations.”

The new tax law and its implementing rules provide that dividends paid by a PRC entity to a non-resident enterprise for tax purposes is subject to PRC withholding tax at a rate of 10% subject to reduction by an applicable tax treaty with the PRC. We expect that a 10% withholding tax will apply to dividends paid to us by our Wuxi subsidiary, but this treatment will depend on our status as a non-resident enterprise of China. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors - Risks Related to Doing Business in China - We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders.”

Other PRC taxes

Other miscellaneous PRC taxes primarily consist of property tax, land-use tax and stamp tax which are accounted for in our general and administrative expenses, and education surcharge, which is recorded as part of our cost of goods sold.

Critical Accounting Policies

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and are those that require the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures filed in with this prospectus.

Short-term Investments

At December 31, 2007, our investments consisted primarily of auction rate securities. We account for our short-term investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under SFAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with Financial Accounting Standards Board (FASB) Staff Positions 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments, which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is reflected in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in other comprehensive income. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2007, our investments included $46.9 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions have been held for all of the $46.9 million of auction rate securities that we held at year end and we have liquidated $25.5 million of our auction rate securities. As a result, as of March 10, 2008, we held $21.4 million in auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity and ultimately the fair value of these securities.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Historically, given the liquidity created by the auction process, auction rate securities have been classified as short-term investments, included in current assets. Because all the auction rate securities we held at December 31, 2007 had completed successful auctions at least once since that date, we believe it is appropriate in accordance with GAAP to classify them as current assets as of December 31, 2007. We also determined that no other-than-temporary impairment in the value of these securities existed as of December 31, 2007, as all of them had successful auctions subsequent to that date.

If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, it is possible that we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material. We might also conclude that some or all of our auction rate securities portfolio should be reclassified from short-term marketable securities to non-current other assets.

Revenue Recognition

We recognize revenue from the sale of our products to OEM and ODM customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) our products have been shipped and risk of loss has passed to the customer; (iii) we have completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which we are entitled is fixed or determinable; and (v) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations, when in our opinion, it is probable that the amount due to us will not be collected. Historically, product returns and bad debt expense have not been significant.

Our products are warranted against manufacturing defects for twelve months following the date of sale (eighteen months following date of sale to a distributor). Products returned under the provisions of the warranty agreement require our pre-approval. Our sole obligation under the provisions of the warranty agreement is to replace or repair the product. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and our estimate of repair costs. To date, warranty expenses have not been significant.

Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We follow the provision of SFAS No. 48, Revenue Recognition When Right of Return Exists. SFAS No. 48 includes the following criteria for recognition of sales to distributors: (i) the selling price to the distributors is fixed or determinable at the date of shipment; (ii) our product has been shipped and risk of loss has passed to the distributors; (iv) it is probable that the amount due from the distributor will be collected; (v) we do not have a significant future obligations to directly assist in the distributor’s resale of the product and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, we recognize revenue upon shipment to the distributor and estimate returns based on historical sales returns.

WPI is a significant distributor which accounted for 34.6% of our net sales in 2006 and 55.3% of our net sales in 2007. The criteria under SFAS No. 48 were not met for WPI for the periods prior to August 31, 2007. Based on the early stage of our relationship with WPI and its size, we were unable to make a reasonable estimate of future returns. Therefore, we deferred recognition of revenue and related costs of good sold associated with WPI until the relevant products were shipped by WPI to its OEM and ODM customers for those periods.

On August 30, 2007, we amended the distributor agreement with WPI to allow for returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of September 1, 2007, and we have recognized revenue and related costs upon shipment to this distributor for all shipments subsequent to this date. For all shipments to WPI made prior to August 31, 2007, we continued to recognize our revenue and related costs upon shipments to its OEM and ODM customers.

Allowance for Doubtful Accounts

The following table sets forth activity in our allowance for doubtful accounts for the periods indicated (in thousands):

	For the year ended December 31,
	2005	2006	2007
Balance at beginning of period	$11,378	$5,940	$7,122
Provision for losses	—	6,097	1,381
Receivables charged against reserve	(5,438)	(4,915)	—

Balance at end of period	$5,940	$7,122	$8,503

Our standard policy on payment terms is net 30 days from delivery. In 2005, 2006 and 2007, our average days sales outstanding was 46 days, 50 days and 61 days, respectively. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and reviews such limits prior to product shipment. We believe that such customers are of high credit quality and that we are not subject to unusual risk with respect to such customers.

Allowance for doubtful accounts receivable is included as a charge to sales and marketing expense. We evaluate the sufficiency of our allowance for accounts receivable on a quarterly basis.

The sufficiency of our allowance for uncollectible accounts receivable is evaluated based on the recoverability of our accounts receivable, which is in turn based on a combination of factors, many of which are based on estimates. These factors include indicators of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. In addition, we may consider the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventories

Inventories are stated at the lower of cost (weighted average first in-first out) or market. We evaluate our inventory for potential excess and obsolete inventories based on forecasted demands and record a provision for such amounts as necessary. We recorded a provision of $0, $2,710 and $0 in 2005, 2006 and 2007, respectively.

Stock-Based Compensation

General

SFAS No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to directors, officers and employees under various stock-based compensation arrangements. This statement requires that companies use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the estimated future value of the equity security at the expected date of acquisition as computed under a stock valuation model exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for us on January 1, 2006. As permitted, we have elected to use the prospective application as our transition method, under which SFAS 123(R) applies to all prospective stock option and share grants of stock-based compensation awards and to grants prior to January 1, 2006 that have been modified subsequently.

For all periods prior to January 1, 2006, we accounted for stock-based compensation arrangements with directors, officers and employees utilizing the intrinsic-value method and provided pro forma disclosure applying the fair value recognition provisions of SFAS 123 to stock-based awards using the minimum value method.

Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense, if any, is recognized for financial reporting over the term of performance or vesting.

Description of 2000 Omnibus Stock Plan

On March 29, 2000, our stockholders and board of directors approved the 2000 Omnibus Stock Plan, as amended, or 2000 Stock Plan, under which 2,969,000 shares of our common stock was reserved for issuance to directors, officers, employees, and consultants. Options granted under the 2000 Stock Plan may be incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Stock Plan provides that the exercise price of incentive stock options must be at least equal to the market value of our common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of our common stock, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

Prior to our initial public offering in December 2007, there was no public market for our common stock. Accordingly, the board of directors determined the market value of the common stock at the date of grant by considering a number of relevant factors including our operating and financial performance and corporate milestones achieved, the prices at which shares of convertible preferred stock in arm’s length transactions were sold, the composition of and changes to the management team, the superior rights and preferences of securities senior to the common stock at the time of each grant and the likelihood of achieving a liquidity event for the shares of common stock underlying stock options.

Determination of Fair Value of Common Stock

The following table sets forth for all stock options we granted during 2007 the number of shares subject to the option, the exercise price, the fair value of our common stock on the date of grant and the fair value of the option :

Date of Award	Options granted	Exercise price per share		Fair value of common stock	Fair value of option
October 2007	500,000	$11.70		$11.70	$6.72
August 2007	457,950	$7.64	(1)	$7.64	$4.64
July 2007	389,000	$6.84	(1)	$6.84	$4.18
March 2007 - April 2007	37,500	$3.70		$3.70	$2.16
January 2007 - February 2007	115,000	$1.54		$3.22	$2.38

(1)	We granted 389,000 common stock options with an exercise price of $4.88 per share in July 2007 and 457,950 common stock options with an exercise price of $6.50 per share in August 2007. At the time of the grants, the exercise price was determined by our board of directors with input from management based on the estimated fair value of our common stock. Subsequently, we had retrospective valuation reports prepared by Orchard Partners, Inc. to support the fair value of the options granted and determined the fair value to be $6.84 for the options granted in July and $7.64 for the options granted in August. As a result of the valuation reports, the grants were modified to increase their respective exercise prices to the reported fair values.

At the time of these option grants, the exercise price was determined by our board of directors with input by management based on the various objective and subjective factors mentioned above as well as valuation reports when available. The fair value is being recognized as compensation expense over the applicable vesting period (which corresponds to the service period).

We engaged Orchard Partners, Inc., an independent third party specialist, to assist management in preparing retrospective valuation reports to support the fair value of options granted. We believe that the valuation methodologies used in the retrospective valuations are consistent with the Practice Aid of the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation.

In each retrospective valuation, a weighted average of the guideline public company method, the guideline transaction method and the discounted future cash flow method was used to estimate the enterprise value of the Company at the applicable valuation date. The guideline public company method and the guideline transaction method estimate the fair value of a company by applying to that company market multiples, in this case revenue and/or EBITDA multiples, of firms in similar lines of business. The companies used for comparison under the guideline public company method and guideline transaction method were selected based on a number of factors, including but not limited to, the similarity of their industry, business model, financial risk and other factors to those of MEMSIC. The discounted future cash flow method involves applying appropriate risk-adjusted discount rates between 18% to 25% to estimated debt-free cash flows, based on forecasted revenues and costs. The projections used in connection with this valuation were based on our expected operating performance over the forecast period. There is inherent uncertainty in these estimates; if different discount rates or assumptions had been used, the valuation would have been different.

We allocated value to the common stockholders using the probability-weighted expected return method. Under the probability-weighted expected return method, the fair value of the common stock is estimated based upon an analysis of future values for us assuming various future outcomes, the timing of which is based on the plans of our board and management. Share value is based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available as well as the rights of each share class.

Four scenarios were considered. Three of the scenarios assume a stockholder exit, either through an initial public offering, or IPO, a sale of MEMSIC to a strategic acquirer, or dissolution of the company at or below liquidation preference. The fourth scenario assumes operations continue as a private company and no exit transaction occurs. For the IPO scenario, the estimated future and present values for our common stock were calculated using assumptions including; the expected pre-money valuation based on the guideline public company method discussed above; the expected dates of the future expected IPO; and an appropriate risk-adjusted discount rate. For the sale scenario, the estimated future and present values for our common stock were calculated using assumptions including: the expected dates of the future expected sale and an appropriate risk-adjusted discount rate. For the dissolution scenario, all of the proceeds are distributed to the preferred stockholders. No proceeds are available for distribution to the common stockholders, and the value of the common stock is zero. For the private company with no exit scenario, an equal weighting of the guideline public company method and the discounted cash flow method based on present day assumptions was used. Finally, the present value calculated for our common stock under each scenario was probability weighted based on management’s estimate of the relative occurrence of each scenario.

The likelihood of each scenario evolved over time as the probability of a favorable outcome improved. The probability of the IPO scenario reflected not only our performance, but also the presence of a favorable capital market environment for an IPO. The valuation resulting from each outcome and discount rate applied also evolved, as set forth in the table below.

Valuation date	12/31/2006	3/30/2007	6/30/2007	8/22/2007	9/30/2007
Estimated pre-IPO valuation (in thousands)	$150,000	$150,000	$200,000	$200,000	$250,000
Diluted shares outstanding (in thousands)	17,261	17,351	17,531	17,896	18,329
Implied future value per share	$8.69	$8.64	$11.41	$11.18	$13.64

Probability weighting applied:
IPO	23%	25%	60%	70%	85%
Sale	30	35	30	20	10
Liquidation	17	10	0	0	0
Remain private	30	30	10	10	5
Discount rate	25	25	20	18	18

Fair value of common stock, per share	$3.22	$3.70	$6.84	$7.64	$11.70

For additional information regarding factors that we believe contributed to the increase in the estimated fair value of our common stock during the periods presented, see our Registration Statement on Form S-1, Commission File No. 333-146377, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock Based Compensation.”

Valuation of Stock Options

We have incorporated the fair values determined in the retrospective valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted in 2006 and 2007. The key assumptions used in the Black-Scholes option pricing model include:

•	the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date;

•	the expected life of the options is based on evaluations of historical and expected future employee exercise behavior;

•

volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and

•

dividend yield, reflecting the fact that we have not paid dividends in the past and our expectation of not paying any dividends in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and recognizes stock-based compensation expense only for those awards that are expected to vest.

The fair value of each option grant was estimated on the date of grant utilizing the following assumptions:

	2006	2007
Volatility	65%	64%-68%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	4.3% - 4.9%	4.5% - 5.6%
Forfeitures	27%	22-30%

For stock options granted in 2006 and 2007, we recognized stock-based compensation expense for the fair value of stock options granted in the amount of $9,292 and $491,127, respectively. As of December 31, 2007, the total of unrecognized stock-based compensation expense was estimated to approximate $5.0 million.

For stock options issued in 2005, we recognized a deferred stock compensation expense of $0.6 million for the intrinsic value of these options applying the fair value provided from a valuation report on February 28, 2006. For 2006 and 2007, we recognized stock-based compensation expense for these options in the amount of $94,033 and $103,075, respectively. At December 31, 2007, the total unrecognized stock-based compensation expense was approximately $0.1 million.

Warrants to Purchase Series A Preferred Stock

Until December 2006, we had warrants outstanding to Analog Devices, Inc., or Analog Devices, that allowed for the purchase of 3,571,000 shares of our Series A convertible preferred stock at $0.10 per share, which were issued in 1999. We had presented this instrument outside of permanent stockholders’ deficit in accordance with ASR 268 at its carrying value of $1.6 million until June 30, 2005.

Effective July 1, 2005, we adopted FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. This pronouncement required us to present this instrument as a liability and re-measure the fair market value of the instrument at each balance sheet date with the corresponding adjustment recorded through the statement of operations. Accordingly, as of July 1, 2005, we recorded a cumulative change in accounting charge in the amount of $2.7 million, representing the difference between the recorded value of the warrant and the fair value of the warrant.

In accordance with SFAS No. 150-5, we re-measured the fair market value of the instrument at each balance sheet date with the corresponding adjustment recorded through the statement of operations. The change in the fair value of the warrant was determined using the Black-Scholes option pricing model, utilizing the following assumptions:

	As of June 30,	As of December 31,
	2005	2005	2006
Market value of underlying securities	$1.31	$1.35	$2.19
Exercise price	$0.10	$0.10	$0.10
Term	3.68 years	3.17 years	2.17 years
Volatility	70%	60%	60%
Risk free interest rate	3.69%	4.37%	4.81%

On December 22, 2006, we, at our discretion, repurchased from Analog Devices, the Series A convertible preferred stock warrant for approximately $7.5 million.

Income Taxes

Deferred tax assets and liabilities relate to temporary differences between the financial reporting bases and the tax bases of assets and liabilities, the carryforward tax losses and available tax credits. Such assets and liabilities are measured using tax rates and laws expected to be in effect at the time of their reversal or utilization. Valuation allowances are established, when necessary, to reduce the net deferred tax asset to an amount more likely than not to be realized. For interim reporting periods, we use the estimated annual effective tax rate except with respect to discrete items, whose impact is recognized in the interim period in which the discrete item occurred. See “—Description of Certain Line Items—Provision (Benefit) for Income Taxes.”

We reinvest any earnings of our Wuxi subsidiary, MEMSIC Semiconductor, in its operations. We have not provided for U.S. income taxes that could result from the distribution of such earnings to us. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the Wuxi subsidiary were sold or transferred, we would be subject to additional U.S. income taxes, net of impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

On January 1, 2007, we adopted FIN 48. At the adoption date, we had no unrecognized tax benefits and determined that the impact of FIN 48 was not material to our consolidated financial statements.

Results of Operations

The following tables set forth a summary of our consolidated statements of operations for the periods by amount and as a percentage of our total net sales. This information should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results in any period are not necessarily indicative of the results that may be expected for any future period:

	For the year ended December 31,
	2005		2006		2007
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$9,053	100.0%	$13,118	100.0%	$25,270	100.0%
Cost of goods sold	2,891	31.9	4,332	33.0	8,817	34.9

Gross profit	6,162	68.1	8,786	67.0	16,453	65.1
Operating expenses:
Research and development	1,004	11.1	1,874	14.3	3,358	13.3
Sales and marketing	1,466	16.2	1,705	13.0	2,894	11.5
General and administrative	2,004	22.1	2,544	19.4	3,888	15.4

Total operating expenses	4,474	49.4	6,123	46.7	10,140	40.2

Operating income	1,688	18.7	2,663	20.3	6,313	24.9
Other income (expense):
Change in value of warrant to purchase Series A redeemable convertible preferred stock	(143)	(1.6)	(2,992)	(22.8)	—	—
Interest and dividend income	202	2.2	485	3.7	743	2.9
Interest expense	(20)	(0.2)	—	—	(39)	(0.2)
Other, net	37	0.4	39	0.3	34	0.1

Total other income (expense)	76	0.8	(2,468)	(18.8)	738	2.8

Income before income taxes and accounting change	1,764	19.5	195	1.5	7,051	27.7
Provision (benefit) for income taxes	(1,005)	(11.1)	(303)	(2.3)	971	3.8

Income before cumulative effect of accounting change	2,769	30.6	498	3.8	6,080	23.9
Cumulative effect on periods prior to July 1, 2005 of change in the valuation of the warrant to purchase Series A convertible preferred stock	(2,714)	(30.0)	—	—	—	—

Net income	$55	0.6%	$498	3.8%	$6,080	23.9%

Net income (loss) available to common stockholders:
Basic	$(1,480)	(16.4)%	$(1,378)	(10.5)%	$824	3.3%

Diluted	$(1,480)	(16.4)%	$(1,378)	(10.5)%	$964	3.8%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales. Our net sales increased by 93.1% to $25.3 million in 2007 from $13.1 million in 2006. This increase was due to an increase in the number of units sold, primarily for mobile phone applications and to a lesser extent, automotive applications, particularly rollover applications. Sales in mobile phone applications accounted for $14.4 million of our net sales in 2007, compared to $5.1 million of our net sales in 2006, as a result of an increase in sales to our distributor, WPI. Sales to WPI amounted to $14.0 million, or 55.3% of our net sales in 2007, compared to $4.5 million, or 34.6% of net sales, in 2006. Approximately $1.1 million of the increase in sales to WPI in 2007 is attributable to the recognition of revenue resulting from our amendment in August 2007 of our agreement with WPI. Sales to automotive applications accounted for $4.9 million in 2007, compared to $2.8 million in net sales in 2006, as a result of an increase in sales to our largest automotive customer, Autoliv. Sales to Autoliv amounted to $4.1 million, or 16.3% of our net sales in 2007, compared to $2.0 million, or 15.0% of our net sales in 2006.

Cost of goods sold. Our cost of goods sold increased by 104.7% to $8.8 million in 2007 from $4.3 million in 2006. This increase was primarily due to the increase in the volume of units sold which was partially offset by a general decline in wafer prices in the market and higher production yields resulting from improvements in manufacturing process.

Gross profit and gross margin. Our gross profit increased by 87.5% to $16.5 million in 2007 from $8.8 million in 2006. Our gross margin decreased slightly to 65.1% in 2007 from 67.0% in 2006 due to the continuing decline in the average selling prices of our products, primarily as a result of the increase in our percentage of sales of products for mobile phone applications which have relatively lower gross margins as compared to other products, partially offset by our lower costs and higher production yields.

Research and development. Our research and development expenses increased by 78.9%, to $3.4 million in 2007 from $1.9 million in 2006. This increase is primarily due to (i) an increase of $0.6 million in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. and (ii) an increase of $0.5 million in research costs relating to the development of new products (iii) an increase of $0.2 million in stock-based compensation expense. Research and development expenses, as a percentage of total net sales, decreased to 13.3% for the year ended December 31, 2007 from 14.3% for the year ended December 31, 2006.

Sales and marketing. Our sales and marketing expenses increased by 70.6% to $2.9 million in 2007 from $1.7 million in 2006. The increase was primarily due to (i) an increase of $0.4 million in wages and salaries due to an increase in commissions in line with the increase in our net sales, and an increase in the number of sales and marketing employees and (ii) an increase of $0.5 million consulting fees for third-party sales consulting and sales-related software application services. Sales and marketing expenses, as a percentage of total net sales, decreased to 11.5% for the year ended December 31, 2007 from 13.0% for the year ended December 31, 2006.

General and administrative. Our general and administrative expenses increased by 56.0% to $3.9 million in 2007 from $2.5 million in 2006. This increase was primarily due to (i) an increase of $0.6 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall expansion of our business.(ii) an increase of $0.5 million in professional fees as a result of our becoming a public company; and (iii) an increase of $0.3 million in stock-based compensation expense. General and administrative expenses, as a percentage of total net sales, decreased to 15.4% for the year ended December 31, 2007 from 19.9% for the year ended December 31, 2006.

Other income. Our other income was $0.7 million in 2007 compared to an expense of $2.5 million in 2006. The expense in 2006 was primarily due to the change in value of Series A preferred stock warrants for $3.0 million. See “—Critical Accounting Policies—Warrants to Purchase Preferred Stock.”

Provision (benefit) for income taxes. Our income tax expense was $1.0 million in 2007 compared to an income tax benefit of $0.3 million in 2006. Our tax provision in 2007 reflected principally the US statutory federal and state income taxes of $2.6 million offset by the income tax benefit of $1.6 million related to our Wuxi subsidiary, MEMSIC Semiconductor, which is not taxed in China due to its tax holiday. Our Wuxi subsidiary’s tax holiday is expected to end in 2009. The tax benefit in 2006 was due principally to the reversal of approximately $1.1 million of the valuation allowance related to the realization of deferred tax assets based on projected 2007 taxable income and the tax benefit of approximately $0.5 million due to the utilization of net operating loss carryforwards in China not previously benefited. The resultant tax benefits were partially offset by approximately $1.0 million non-tax deductible expense related to the revaluation of the warrant to purchase Series A convertible preferred stock.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Our net sales increased by 44.9% to $13.1 million in 2006 from $9.1 million in 2005. This increase was due to an increase of 78.5% in the number of units sold, primarily for mobile phone applications and to a lesser extent, automotive applications, particularly rollover applications. The increase was partially offset by a 18.8% decline in the average selling prices of our products.

The increase in the number of units sold for mobile phone applications was primarily attributable to an increase in sales in mobile phone applications to our largest customer, which accounted for $3.8 million in net sales in 2006, compared to $0.2 million in net sales in 2005. Revenue from this customer in the aggregate amounted to $4.5 million, which represented 34.6% of total net sales for the year ended December 31, 2006 compared to $0.3 million for the year ended December 31, 2005. The increase in the number of units sold for automotive applications was also attributable to an increase in sales to our largest automotive customer, which accounted for $2.0 million, which represented 15% of total net sales in 2006, compared to $0.5 million in net sales in 2005. Our net sales were partially offset by the loss of one of our largest customers, which purchased our products for consumer GPS applications and ceased manufacturing of a line of products containing our parts. Revenue from this customer decreased from $2.7 million in 2005 to $0 in 2006.

Cost of goods sold. Our cost of goods sold increased by 49.8% to $4.3 million in 2006 from $2.9 million in 2005. This increase was primarily due to the increase in our net sales driven by the increase in the quantity of products sold which was partially offset by a decrease in wafer unit cost and higher production yields resulting from improvements in manufacturing processes.

Gross profit and gross margin. Our gross profit increased by 42.6% to $8.8 million in 2006 from $6.2 million in 2005. Our gross margin decreased slightly to 67.0% in 2006 from 68.1% in 2005 primarily due to a decline in the average selling prices of our products, primarily as a result of the increase in our percentage of sales of products for mobile phone applications which have relatively lower gross margins as compared to other products, partially offset by (i) a general decline in wafer prices in the market; and (ii) higher production yields resulting from improvements in manufacturing processes.

Research and development. Our research and development expenses increased by 86.7%, to $1.9 million in 2006 from $1.0 million in 2005. This increase is primarily due to (i) an increase of $0.6 million in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. from 43 in 2005 to 60 in 2006; (ii) an increase of $0.2 million in payment for consulting services due for third-party design services; and (iii) an increase of $0.1 million in research costs relating to the development of new products. Research and development expenses, as a percentage of total net sales, increased to 14.3% for the year ended December 31, 2006 from 11.1% for the year ended December 31, 2005.

Sales and marketing. Our sales and marketing expenses increased by 16.3% to $1.7 million in 2006 from $1.5 million in 2005. The increase was primarily due to (i) an increase of $0.2 million in wages and salaries due to an increase in commissions in line with the increase in our net sales, and an increase in the number of sales and marketing employees from 11 in 2005 to 19 in 2006; and (ii) an increase of $86,000 in consulting fees for third-party sales consulting and sales-related software application services. Sales and marketing expenses, as a percentage of total net sales, decreased to 13.0% for the year ended December 31, 2006 from 16.2% for the year ended December 31, 2005.

General and administrative. Our general and administrative expenses increased by 27.0% to $2.5 million in 2006 from $2.0 million in 2005. This increase was primarily due to (i) an increase of $0.3 million in wages and salaries as a result of an increase in the number of administrative employees from 14 in 2005 to 18 in 2006 in response to the overall expansion of our business; and (ii) an increase of $50,000 in travel expenses. General and administrative expenses, as a percentage of total net sales, decreased to 19.4% for the year ended December 31, 2006 from 22.1% for the year ended December 31, 2005.

Other income. Our other income was an expense of $2.5 million in 2006 compared to an income of $75,955 in 2005. The expense in 2006 was primarily due to the change in value of Series A preferred stock warrants for $3.0 million. See “—Critical Accounting Policies—Warrants to Purchase Preferred Stock.”

Provision (benefit) for income taxes. Our income tax benefit was $0.3 million in 2006 compared to an income tax benefit of $1.0 million in 2005. The tax benefit in 2006 was due principally to the reversal of approximately $1.1 million of the valuation allowance related to the realization of deferred tax assets based on projected 2007 taxable income and the tax benefit of approximately $0.5 million due to the utilization of net operating loss carryforwards in China not previously benefited. Our Wuxi subsidiary, MEMSIC Semiconductor, is not subject to income taxes until its tax holiday expires, which is expected to be in 2009. The resultant tax benefits were partially offset by approximately $1.0 million non-tax deductible expense related to the revaluation of the warrant to purchase Series A convertible preferred stock. The tax benefit in 2005 was primarily due to the reversal of approximately $1.1 million of valuation allowance related to the expected realization of deferred tax assets based on projected 2006 taxable income.

Liquidity and Capital Resources

Since our inception and until our recent initial public offering, proceeds from private sales of our equity interests to investors have been critical to funding our operations and meeting our capital expenditure requirements. Over the ten-year period preceding our initial public offering in December 2007, we raised approximately $33.2 million in gross financing proceeds from the issuance and sale of convertible preferred stock. Substantially all of the funds received from our sale of Series D cumulative convertible preferred stock, approximately $8 million, were used in December 2006 to repurchase the warrants as well as some of the shares of our Series A convertible preferred stock issued to Analog Devices. Other than proceeds from this sale, the proceeds from all of these issuances have generally been used for general business purposes. Shares of our convertible preferred stock were convertible at the option of the holder into common stock at any time, subject to adjustment as a result of changes in our capitalization such as a stock split. On December 19, 2007, we completed the initial public offering and raised $52.6 million in net proceeds. All our outstanding preferred stock was automatically converted into common stock during our initial public offering.

As of December 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $67.6 million. We invested the net proceeds of our initial public offering in money market funds and auction rate securities. As of December 31, 2007, our investments included $46.9 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions have been held for all of the $46.9 million of auction rate securities that we held at year end and we have liquidated $25.5 million of our auction rate securities. As a result, as of March 10, 2008, we held $21.4 million in auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity and ultimately the fair value of these securities.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

We believe that our current cash, short-term investments that were converted to cash equivalents subsequent to December 31, 2007and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures, for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintaining adequate manufacturing capacity, the continuing market acceptance of our products, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	For the year ended December 31,
	2005	2006	2007
Net cash provided by operating activities	$2,366	$4,063	$3,332
Net cash used in investing activities	(6,540)	(1,787)	(44,366)
Net cash provided by (used in) financing activities	(1,158)	345	54,437
Effect of exchange rate changes on cash and cash equivalents	54	60	164

Net increase (decrease) in cash and cash equivalents	$(5,278)	$2,681	$13,567

Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2007 was $3.3 million, which was derived from a net income of $6.1 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $2.5 million, were primarily due to depreciation and amortization expense of $1.0 million, stock based compensation expense of $0.7 million, and deferred income tax of $0.9 million. The adjustments relating to changes in balances of operating assets and liabilities, a net of $5.3 million, consisted of a $2.1 million increase in accounts payable and accrued expenses primarily attributable to increased manufacturing materials payables and to initial public offering expenses; a $1.1 million decrease in deferred revenue, due to the amendment of WPI’s distributor agreement; a $3.1 million increase in account receivables, primarily due to an increase in sales; a $2.2 million increase in inventories, primarily due to an increase in sales forecast; and a $1.0 million increase in other assets, primarily due to an increase in refundable income taxes in the U.S. and investment interest receivables.

Net cash provided by operating activities in 2006 was $4.1 million, which was derived from a net income of $0.5 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $3.6 million, primarily comprised of an increase for a valuation adjustment of warrant to purchase Series A redeemable convertible preferred stock of $3.0 million, depreciation and amortization expense of $0.7 million, stock-based compensation expense of $0.2 million and the forgiveness of stockholder loan to Dr. Zhao of $50,000. The adjustments relating to changes in balances of operating assets and liabilities, a net of $20,173, primarily comprised of $1.5 million increase in accounts payable and accrued expenses, primarily due to an increase in material purchases and compensation expense accrual; $1.1 million increase in deferred revenue due to deferral of sales to WPI; $1.6 million increase in account receivables, primarily due to an increase in sales; $0.9 million increase in inventories, primarily due to an increase in sales forecast; and $0.1 million increase in other assets, primarily due to intellectual property related costs paid during 2006.

Net cash provided by operating activities in 2005 was $2.4 million, which was derived from a net income of $55,494 adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $2.6 million, primarily comprised of an income tax benefit of $1.0 million, depreciation and amortization expense of $0.6 million, amortization of deferred compensation of $77,274, forgiveness of stockholder loan to Dr. Zhao of $50,000, a valuation adjustment for the warrant to purchase Series A redeemable convertible preferred stock of $0.1 million and a cumulative adjustment for the warrant to purchase Series A convertible preferred stock of $2.7 million. The adjustments relating to changes in balances of operating assets and liabilities, a net of $0.3 million, primarily comprised of a decrease of $0.6 million in accounts payable and accrued expenses, primarily due to payment for material purchases from 2004; $0.5 million increase in account receivables, primarily due to an increase in sales; $0.6 million decrease in inventories, primarily due to a reduction in overstocked inventory from 2004; and $0.2 million decrease in other assets, primarily due to the write-off of the deposit to our packaging subcontractor.

Investing Activities

Net cash used in investing activities for 2007 was $44.4 million, primarily due to (i) the purchase of short-term investments and (ii) the purchase of property and equipment for expanding our manufacturing capacity.

Net cash used in investing activities in 2006 was $1.8 million, primarily due to (i) purchase of short-term available-for-sale investments; and (ii) capital expenditures for our expanding our manufacturing capacity.

Net cash used in investing activities in 2005 was $6.5 million, primarily due to (i) purchase of short-term investments; and (ii) capital expenditures for our new Wuxi facility. This amount was partially offset by the proceeds from the sales of some of our short-term investments. This amount was partially offset by the proceeds from the sales of some of our short-term investments.

Financing Activities

Net cash provided by financing activities for 2007 was $54.4 million, primarily due to $52.6 million in net proceeds from the Company’s initial public offering.

Net cash provided by financing activities in 2006 was $0.3 million, primarily due to $8.3 million in net proceeds from issuance of our Series D convertible preferred stock, of which $8.0 million was used to repurchase Analog Devices’ warrant and a portion of its Series A preferred stock.

Net cash used in financing activities in 2005 was $1.2 million, which represented the repayment of borrowings under a bank loan.

Capital Expenditures

We expanded our current manufacturing facility in 2007. As of December 31, 2007, we have expended $4.2 million on this project.

In addition, we are preparing for the construction of two new buildings adjacent to our current facility. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters for new manufacturing facilities. Construction of our new facility began in the fourth quarter of 2007 and is expected to be completed in two phases. Phase one of our new facility is expected to be completed in the fourth quarter of 2008 and will house our new research and development institute and operations and management offices. Total costs of phase one, including construction and machinery, are estimated to be approximately $6 million. Phase two of our new facility is expected to be completed within three years in a number of phases. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products. Total costs of phase two, including construction and machinery, are estimated to be $30 million. We intend to finance substantially all of our new facility with a portion of the net proceeds of our recent initial public offering.

Our capital expenditures amounted to $0.4 million, $0.8 million and $4.6 million in 2005, 2006 and 2007, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities. Other than operating leases for office leases, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease commitments	$813	$173	$291	$289	$60
Note payable	1,000	1,000	—	—	—
Non-cancellable purchase orders	581	581	—	—	—

	$2,394	$1,754	$291	$289	$60

Operating lease commitments represent the leases we entered into for our headquarters, sales offices and certain equipment. Note payable represents a one-year bank loan to our Wuxi subsidiary, MEMSIC Semiconductor, borrowed in July 2007. Non-cancellable purchase orders represent those we placed with TSMC, our principal supplier of wafer purchases required in our manufacturing process.

In addition, we are under a contractual obligation to make royalty payments to Simon Fraser University on a license relating to our core thermal accelerometer technology. These royalty payments are calculated as a percentage of net sales subject to a maximum of $100,000 per year.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact that the adoption of SFAS 141R may have on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 became effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS 159 may have on our future financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of fiscal year of 2008. We are evaluating the requirements of SFAS 157 and have not yet determined the impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk. Currently, our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in deposits as well as short-term securities. We have not historically used and do not expect to use in the future any derivative financial instruments to manage our interest risk exposure. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

At December 31, 2007, our Wuxi subsidiary, MEMSIC Semiconductor, had an interest-bearing note payable. We believe we have effectively managed the interest rate risk by entering into a fixed rate loan.

Foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under this new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Although all of our revenue and a significant portion of our payments are denominated in U.S. dollars, a large portion of our payments are denominated in RMB. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk.

Market risk; auction rate securities. As of December 31, 2007, our investments included $46.9 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions have been held for all of the $46.9 million of auction rate securities that we held at year end and we have liquidated $25.5 million of our auction rate securities. As a result, as of March 10, 2008, we held $21.4 million in auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms.

We determined that no other-than-temporary impairment in the value of these securities existed as of December 31, 2007, as all of them had successful auctions subsequent to that date. However, if the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2006 and 2007	57
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007	58
Consolidated Statements of Convertible Preferred Stock and Warrant and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2006 and 2007	59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	62
Notes to Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MEMSIC, Inc.

We have audited the accompanying consolidated balance sheets of MEMSIC, Inc. as of December 31, 2006 and 2007 and the related consolidated statements of operations, convertible preferred stock and warrant and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEMSIC, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Note 3 to the consolidated financial statements, effective July 1, 2005, the Company adopted Financial Accounting Standards Board Staff Position No. 150-5, Issuer’s Accounting Under FASB No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2008

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,141,813	$20,708,794
Restricted cash	244,391	—
Short-term investments	6,900,000	46,925,000
Accounts receivables, net of allowance for doubtful accounts of $ 7,122 and $8,503 as of December 31, 2006 and 2007, respectively	2,821,396	5,917,457
Inventories	3,153,255	5,614,050
Deferred taxes	1,355,300	497,408
Other assets	256,464	1,090,513

Total current assets	21,872,619	80,753,222
Property and equipment, net	3,617,230	7,677,774
Other assets	279,326	420,568

Total assets	$25,769,175	$88,851,564

LIABILITIES AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,398,553	$2,224,349
Accrued expenses	888,207	2,189,583
Deferred revenue	1,139,170	—
Note payable	—	1,000,000

Total current liabilities	3,425,930	5,413,932

Series A through D convertible preferred stock, $0.01 par value; 32,411,912 shares authorized at December 31, 2006; 27,848,912 and none issued and outstanding at December 31, 2006 and 2007, respectively	32,928,602	—

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; authorized 10,000,000 shares in 2007; none issued or outstanding at December 31, 2007	—	—
Common stock, $0.00001 par value; authorized 22,500,000 shares in 2006 and 100,000,000 shares in 2007; 2,113,020 and 22,768,600 shares issued and outstanding at December 31, 2006 and 2007, respectively	21	228
Additional paid-in capital	—	87,176,262
Accumulated other comprehensive income	342,049	1,063,747
Stockholder loans receivable	(44,913)	—
Accumulated deficit	(10,882,514)	(4,802,605)

Total stockholders’ equity (deficit)	(10,585,357)	83,437,632

Total liabilities and stockholders’ equity (deficit)	$25,769,175	$88,851,564

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
Net sales	$9,053,443	$13,118,086	$25,269,632
Cost of goods sold	2,890,941	4,331,682	8,816,502

Gross profit	6,162,502	8,786,404	16,453,130
Operating expenses:
Research and development	1,003,637	1,874,250	3,358,544
Sales and marketing	1,466,483	1,705,474	2,893,793
General and administrative	2,003,624	2,544,747	3,887,752

Total operating expenses	4,473,744	6,124,471	10,140,089

Operating income	1,688,758	2,661,933	6,313,041
Other income (expense):
Change in value of warrant to purchase Series A convertible preferred stock	(142,840)	(2,992,498)	—
Interest and dividend income	202,155	485,448	742,996
Interest expense	(19,802)	—	(39,004)
Other, net	36,442	39,347	34,137

Total other income (expense)	75,955	(2,467,703)	738,129

Income before income taxes and cumulative effect of accounting change	1,764,713	194,230	7,051,170
Provision (benefit) for income taxes	(1,004,741)	(303,300)	971,261

Income before cumulative effect of accounting change	2,769,454	497,530	6,079,909
Cumulative effect on periods prior to July 1, 2005 of change in the valuation of the warrant to purchase Series A convertible preferred stock, net of zero income taxes	(2,713,960)	—	—

Net income	$55,494	$497,530	$6,079,909

Net income (loss) available to common stockholders:
Basic	$(1,480,411)	$(1,377,493)	$823,710

Diluted	$(1,480,411)	$(1,377,493)	$963,787

Income (loss) per common share before cumulative effect of accounting change
Basic	$(0.53)	$(0.66)	$0.26

Diluted	$(0.53)	$(0.66)	$0.25

Net income (loss) per common share:
Basic	$(0.72)	$(0.66)	$0.26

Diluted	$(0.72)	$(0.66)	$0.25

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	2,069,020	2,085,051	3,127,914

Diluted	2,069,020	2,085,051	3,826,872

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND WARRANT AND STOCKHOLDERS’ EQUITY (DEFICIT)

					Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Warrant to Purchase Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Stockholder Loans Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2004	24,295,912	$28,809,165	3,571,000	$1,606,950	2,069,020	$21	$—	$—	$321	$(140,806)	$(15,420,170)	$(15,560,634)
Net income											55,494	55,494
Foreign currency translation adjustment									133,396			133,396

Comprehensive income												188,890
Reclassification of warrant to liabilities in connection with adoption of FASB Staff Position No. 150-5			(3,571,000)	(1,606,950)								—
Deferred stock option compensation expense							629,300	(629,300)				—
Amortization of deferred compensation expense								77,274				77,274
Interest on stockholder loan							5,111			(5,111)		—
Accretion of convertible preferred stock		1,535,905					(634,411)				(901,494)	(1,535,905)
Forgiveness of stockholder loan										50,000		50,000

Balance at December 31, 2005	24,295,912	30,345,070	—	—	2,069,020	21	—	(552,026)	133,717	(95,917)	(16,266,170)	(16,780,375)

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND WARRANT AND STOCKHOLDERS’ EQUITY (DEFICIT)

					Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Warrant to Purchase Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Stockholder Loans Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2005	24,295,912	30,345,070	—	—	2,069,020	21	—	(552,026)	133,717	(95,917)	(16,266,170)	(16,780,375)
Net income											497,530	497,530
Foreign currency translation adjustment									208,332			208,332

Comprehensive income												705,862
Repurchase and retirement of Series A convertible preferred stock	(250,000)	(199,500)					(347,500)					(347,500)
Sale of Series D convertible preferred stock	3,803,000	8,328,276										—
Exercise of options to purchase common stock					44,000	—	15,650					15,650
Stock compensation expense							221,762					221,762
Reversal of deferred compensation expense							(552,026)	552,026				—
Interest on stockholder note							2,996			(2,996)		—
Accretion of convertible preferred stock		1,527,523					(259,559)				(1,267,964)	(1,527,523)
Reversal of accretion to redemption value		(7,072,767)					918,677				6,154,090	7,072,767
Payments received on stockholder loan										4,000		4,000
Forgiveness of stockholder loan										50,000		50,000

Balance at December 31, 2006	27,848,912	32,928,602	—	—	2,113,020	21	—	—	342,049	(44,913)	(10,882,514)	(10,585,357)

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND WARRANT AND STOCKHOLDERS’ EQUITY (DEFICIT)

					Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Warrant to Purchase Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Stockholder Loans Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2006	27,848,912	32,928,602	—	—	2,113,020	21	—	—	342,049	(44,913)	(10,882,514)	(10,585,357)
Net income											6,079,909	6,079,909
Foreign currency translation adjustment									721,698			721,698

Comprehensive income												6,801,607
Sale of Series D convertible preferred stock	272,727	600,000										—
Exercise of options to purchase common stock					594,762	6	305,903					305,909
Excess tax benefit from option exercise							77,391					77,391
Stock compensation expense							710,767					710,767
Interest on stockholder note							1,059			(1,059)		—
Payments received on stockholder loan										4,000		4,000
Forgiveness of amounts due from stockholder										41,972		41,972
Issuance of common stock from initial public offering, net					6,000,000	60	52,552,681					52,552,741
Conversion of preferred stock to common stock from initial public offering	(28,121,639)	(33,528,602)			14,060,818	141	33,528,461					33,528,602

Balance at December 31, 2007	—	$—	—	$—	22,768,600	$228	$87,176,262	$—	$1,063,747	$—	$(4,802,605)	$83,437,632

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$55,494	$497,530	$6,079,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	622,929	679,870	1,011,816
Stock compensation expense	—	221,762	710,767
Excess tax benefit from stock-based compensation arrengement	—	—	(77,391)
Amortization of deferred compensation	77,274	—	—
Deferred income taxes	(1,007,000)	(348,300)	857,892
Forgiveness of stockholder loan	50,000	50,000	41,972
Valuation adjustment for warrant to purchase Series A convertible preferred stock	142,840	2,992,498	—
Gain on sale of equipment	—	(9,952)	—
Cumulative adjustment for warrant to purchase Series A convertible preferred stock	2,713,960	—	—
Changes in assets and liabilities:
Accounts receivable	(515,093)	(1,583,093)	(3,096,061)
Inventories	648,556	(926,311)	(2,178,869)
Other assets	164,801	(148,032)	(1,015,450)
Accounts payable and accrued expenses	(588,116)	1,498,093	2,136,437
Deferred revenue	—	1,139,170	(1,139,170)

Net cash provided by operating activities	2,365,645	4,063,235	3,331,852
Cash flows used in investing activities:
Purchase of short-term investments	(7,600,000)	(5,000,000)	(56,650,000)
Proceeds from sale of short-term investments	1,500,000	4,200,000	16,625,000
Purchase of property and equipment	(439,451)	(783,375)	(4,591,245)
Proceeds from sale of equipment	—	16,000	—
Decrease (increase) in restricted cash	—	(220,088)	250,646

Net cash used in investing activities	(6,539,451)	(1,787,463)	(44,365,599)
Cash flows provided by (used in) financing activities:
Proceeds from completion of initial public offering, net of offering costs of $ 3,247,259	—	—	52,552,741
Proceeds from (payments of) notes payable	(1,157,841)	—	897,184
Net proceeds from sale of convertible preferred stock	—	8,328,276	600,000
Repurchase of Series A convertible preferred stock	—	(547,000)	—
Repurchase of Series A convertible preferred stock warrant	—	(7,456,248)	—
Proceeds from exercise of options to purchase common stock	—	15,650	305,909
Excess tax benefit from stock-based compensation arrangement	—	—	77,391
Collection of stockholder loans receivable	—	4,000	4,000

Net cash provided by (used in) financing activities	(1,157,841)	344,678	54,437,225
Effect of exchange rate changes on cash and cash equivalents	54,121	60,341	163,503

Net increase (decrease) in cash and cash equivalents	(5,277,526)	2,680,791	13,566,981
Cash and cash equivalents—beginning of year	9,738,548	4,461,022	7,141,813

Cash and cash equivalents—end of year	$4,461,022	$7,141,813	$20,708,794

Supplemental disclosures of non cash transactions:
Preferred stock converted to common stock	$—	$—	$33,528,602

Supplemental disclosures of cash flows information:
Cash paid for interest	$19,802	$—	$39,004

Cash paid for income taxes	$2,800	$40,000	$436,000

See notes to consolidated financial statements

MEMSIC, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated a MEMS technology-based inertial sensor, commonly known as an accelerometer, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easily integrated additional functions, the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. Accelerometer products have a wide range of applications for consumer electronics, mobile phones, automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor), located in the People’s Republic of China (PRC).

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MEMSIC, Inc. and MEMSIC Semiconductor. MEMSIC Semiconductor was organized in November 1999 in Wuxi, Jiangsu Province, in the PRC. All significant intercompany balances and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising costs were not material for the periods presented in the accompanying consolidated statements of operations.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company had bank deposits in the PRC totaling $244,591 and $0 at 2006 and 2007, respectively, pledged as deposits on various equipment.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At December 31, 2006 and 2007, the underlying currency for approximately 32.6% and 19.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

Foreign currency exchange transaction gains or losses are charged to operations as incurred, and have not been significant for all periods presented. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity (deficit).

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No.130, Reporting Comprehensive Income, established the standards for reporting and displaying comprehensive income in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity (deficit) during the period other than those changes that result from investments by and distributions to stockholders.

Concentration of Credit

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents as well as accounts receivable. The Company’s cash and cash equivalents are on deposit at financial institutions and, at times, exceed the federal insured limits. The Company believes that the financial institutions are of high credit quality and that the Company is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company as indicated below had customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. The Company establishes credit limits for each of its customers and reviews such limits prior to product shipment. The Company believes that the customers indicated below are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral. The following schedule summarizes the percent of total sales to such customers for the periods indicated.

	Year ended December 31,
Customer	2005	2006	2007
Customer A	19.3%	16.0%	—
Customer B	30.0	—	—
Customer C	11.0	—	—
Customer D	—	34.6	55.3%
Customer E	—	15.0	16.3

% of total sales	60.3%	65.6%	71.6%

The following schedule summarizes the percent of total accounts receivable balances for certain customers for the periods indicated.

	Year ended December 31,
Customer	2005	2006	2007
Customer A	11.7%	—	—
Customer B	22.9	—	—
Customer D	—	66.2%	79.0%
Customer E	15.4	15.2	—
Customer F	11.1	—	—

% of total accounts receivable	61.1%	81.4%	79.0%

Concentration of Supplier

The Company relies on one affiliated supplier for all wafer purchases required in the manufacturing process, which represents approximately 50% of all material costs for all periods presented in the accompanying consolidated financial statements. At December 31, 2007, the Company had $581,000 of non-cancellable open purchase order agreements with this affiliated supplier.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses approximate their fair values due to the short term nature of the instruments.

Net Income (Loss) per Common Share

As of December 19, 2007, the effective date of the Company’s IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of common stock. For the period prior to December 19, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share as clarified by Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share, or EPS, as originally prescribed in SFAS No. 128. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the more dilutive of the (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to convertible preferred stockholders based on dividend participation rights under the Company’s Certificate of Incorporation and then to convertible preferred and common stockholders based on ownership interests. Net losses are not allocated to convertible preferred stockholders.

Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Income Taxes

Deferred tax assets and liabilities relate to temporary differences between the financial reporting bases and the tax bases of assets and liabilities, the carryforward tax losses and available tax credits. Such assets and liabilities are measured using tax rates and laws expected to be in effect at the time of their reversal or utilization. Valuation allowances are established, when necessary, to reduce the net deferred tax asset to an amount more likely than not to be realized. For interim reporting periods, the Company uses the estimated annual effective tax rate except with respect to discrete items, whose impact is recognized in the interim period in which the discrete item occurred.

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $0, $2,710 and $0 in 2005, 2006 and 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing straight-line and accelerated methods over the estimated three to five-year life for equipment and furniture and fixtures, estimated twenty year life for the building in China, and the estimated forty-seven year life for land in China. Chinese statutory regulations stipulate that the ownership of land reverts back to the PRC after 47 years. The Company estimates a residual value of 10% of the assets’ original cost in calculating depreciation for assets in China. Leasehold improvements are depreciated over the shorter of the useful life or term of the lease. Costs for repairs and maintenance that do not increase the useful life of the asset are expensed as incurred. Depreciation expense was $605,000, $657,000 and $989,000 in 2005, 2006 and 2007, respectively.

Research and Development

Research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue from the sale of its product to end customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) the Company’s products have been shipped and risk of loss has passed to the customer; (iii) the Company has completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which the Company is entitled is fixed or determinable; and (v) the Company believes it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

The Company sells its products to end customers as well as distributors. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. Accordingly, the Company follows the provisions of SFAS No. 48 “Revenue Recognition When Right of Return Exists.” SFAS No. 48 includes the following criteria for recognition of sales to distributors: (i) the selling price to the distributor is fixed or determinable at the date of shipment; (ii) the distributor’s obligation to pay the selling price is not contingent on resale of the product; (iii) the Company’s product has been shipped and risk of loss has passed to the distributor; (iv) it is probable that the amount due from the distributor will be collected; (v) the Company does not have significant future obligations to directly assist in the distributor’s resale of the product; and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, the Company recognizes revenue upon shipment to the distributor and estimates returns based on historical sales returns.

The Company has a significant distributor for which the criteria under SFAS No. 48 had not been met for the periods prior to August 31, 2007. Based on the early stage of the relationship with this distributor and its size, the Company was unable to make a reasonable estimate of future returns. Therefore, the Company deferred recognition of revenue and related product costs associated with sales to this distributor until the product was shipped to the distributor’s end customers. This distributor accounted for 55.3% of the Company’s revenue in 2007.

On August 30, 2007, the Company amended the agreement with the distributor to allow for returns only upon the Company’s approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of December 31, 2007, and the Company recognizes revenue upon shipment to this distributor for all shipments subsequent to August 31, 2007 based on shipments to this distributor. For all shipments through this distributor made prior to August 30, 2007, the Company continued to recognize its revenue upon shipments to the end customers. At December 31, 2007, all such shipments made to this distributor prior to August 30, 2007 had been sold by this distributor to end customers and therefore, there was no remaining deferred revenue at that date.

Shipping and Handling costs

Shipping and handling costs incurred are included in cost of goods sold in the consolidated statements of operations.

Short-term Investments

Short-term investments are carried at fair value, with the unrealized gains and losses, if any, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as short-term investments are included in interest and dividend income. Quarterly, management reviews the valuation of short-term investments and recognizes an impairment loss where the decline in value is deemed to be other than a temporary decline.

Short-term investments held by the Company at December 31, 2007 consisted primarily of auction rate securities. These securities reset the interest or dividend rates at 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have nominal maturities of greater than 10 years. At December 31, 2007, the market value of the auction rate securities approximated the original purchase price recorded in the accompanying consolidated financial statements.

As of December 31, 2007, the Company held $46.9 million of auction rate securities. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions have been held for all of the $46.9 million auction rate securities that the Company held at year end and the Company has liquidated $25.5 million of its auction rate securities. As a result, as of March 10, 2008, the Company held $21.4 million in auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities the Company held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity and ultimately the fair value of these securities.

Because all the auction rate securities the Company held at December 31, 2007 have completed successful auctions at least once since that date, the Company has classified those investments as current assets as of December 31, 2007. The Company also determined that no other-than-temporary impairment in the value of these warrants to purchase securities existed as of December 31, 2007, as all of them had successful auctions subsequent to December 31, 2007.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

Warrants to Purchase Series A Preferred Stock

Warrants outstanding to purchase preferred stock (the Warrants) were presented outside of permanent stockholders’ deficit at their carrying value through June 30, 2005 in accordance with Accounting Series Reference No. 268, Redeemable Preferred Stocks, (ASR 268).

On July 1, 2005, the Company adopted Financial Accounting Standards Board (FASB) Staff Position No. 150-5, Issuer’s Accounting Under FASB No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable, which required the Company to present this instrument as a liability and remeasure the fair market value of the instrument at each balance sheet date with the corresponding adjustment recorded through the statement of operations. The Company recorded a cumulative effect adjustment in the amount of $2,713,960 as of July 1, 2005. (See Note 6)

Convertible Preferred Stock

In accordance with ASR 268, prior to the completion of its initial public offering, the Company classified Preferred Stock outside of permanent stockholders’ deficit.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to directors, officers and key employees under various stock-based compensation arrangements. This statement requires that the Company use the fair value method, rather than the intrinsic-value method, to determine compensation expense for stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the present value of the estimated future value of the equity security at the expected date of acquisition as computed under the Black-Scholes option pricing model exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for the Company on January 1, 2006. As permitted, the Company has elected to use the prospective application as its transition method, under which SFAS No. 123(R) applies to all prospective stock option and share grants of stock-based compensation awards and to grants prior to January 1, 2006 that have been modified subsequently.

For all periods prior to January 1, 2006, the Company accounted for stock-based compensation arrangements with directors, officers and employees utilizing the intrinsic-value method under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided pro forma disclosure applying the minimum value method recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based awards.

Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

Translation of Foreign Currency

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity (deficit) and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Warranty Reserve

The Company’s products are warranted against manufacturing defects for twelve months following the date of sale (eighteen months following date of sale to a distributor). Products returned under the provisions of the warranty agreement require the pre-approval of the Company. The Company’s sole obligation under the provisions of the warranty agreement is to replace or repair the product. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors including historical claims experience, current sales levels and the Company’s estimate of repair costs. To date, warranty expenses have not been significant.

Stock Split

On November 9, 2007, the Company’s board of directors approved a 1-for-2 reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on November 20, 2007 and all common shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS 141R, Business Combinations (SFAS 141R). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141R may have on its 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 became effective for the Company on January 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year of 2008. The adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position and results of operations.

4. INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2007
Raw materials	$980,733	$1,200,179
Work in process	1,186,992	2,674,165
Finished goods	985,530	1,739,706

Total	$3,153,255	$5,614,050

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2007
Land	$349,228	$373,620
Building and improvements	1,338,067	1,541,132
Machinery and equipment	3,545,574	7,405,611
Computer hardware and software	283,486	519,527
Construction-in-progress	262,265	1,025,598

Total property and equipment, at cost	5,778,620	10,865,488
Less accumulated depreciation and amortization	2,161,390	3,187,714

Property and equipment, net	$3,617,230	$7,677,774

6. CUMULATIVE CHANGE IN ACCOUNTING AND WARRANT TO PURCHASE PREFERRED STOCK

The Company had a warrant outstanding to Analog Devices, Inc. that allowed for the purchase of 3,571,000 shares of the Company’s Series A redeemable convertible preferred stock at $.10 per share, which was issued in 1999. The Company had presented this instrument outside of permanent stockholders’ deficit in accordance with ASR 268 at its carrying value of $1,606,950 until June 30, 2005.

Effective July 1, 2005, the Company adopted FASB Staff Position No. 150-5, Issuer’s Accounting Under FASB No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. This pronouncement required the Company to present this instrument as a liability and re-measure the fair market value of the instrument at each balance sheet date with the corresponding adjustment recorded through the statement of operations. Accordingly, as of July 1, 2005, the Company recorded a cumulative change in accounting charge in the amount of $2,713,960, representing the difference between the recorded value of the warrant and the fair value of the warrant.

In accordance with SFAS No. 150-5, the Company has re-measured the fair market value of the instrument at each balance sheet date with the corresponding adjustment recorded through the statement of operations. The change in the fair value of the warrant was determined using the Black-Scholes option pricing model, utilizing the following assumptions:

	As of June 30, 2005	As of December 31, 2005	As of December 31, 2006
Market value of underlying securities	$1.31	$1.35	$2.19
Exercise price	$0.10	$0.10	$0.10
Term	3.68 years	3.17 years	2.17 years
Volatility	70%	60%	60%
Risk free interest rate	3.69%	4.37%	4.81%

On December 22, 2006, the Company, at its discretion, repurchased from Analog Devices, Inc. the Series A convertible preferred stock warrant for approximately $7.5 million.

The following table presents the pro forma basic and diluted income (loss) per common share assuming that the Company had applied SFAS No. 150-5 information to the year ended December 31, 2005:

	Historical	Pro Forma
		(unaudited)
Net income (loss) available to common stockholders	$(1,480,411)	$127,695

Income (loss) per common share:
Basic and diluted	$(0.72)	$0.06

Weighted average common shares outstanding:
Basic and diluted	$2,069,020	$2,069,020

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2007
Accrued compensation	$434,718	$784,938
Professional fees	112,499	482,409
Initial public offering costs	—	584,526
Other	340,990	337,710

Total accrued expenses	$888,207	$2,189,583

8. CONVERTIBLE PREFERRED STOCK

On December 19, 2007, the Company closed its initial public offering of common stock and 28,121,639 shares of Preferred Stock were converted into 14,060,818 shares of common stock.

The Company had the following series and share designations of convertible preferred stock (Preferred Stock) at December 31, 2006:

Convertible Stock	Dates Issued	Per Share Price	Shares Authorized	Shares Issued and Outstanding
			December 31,
			2006	2006
Series A	March 1999 and October 2000	$0.10 to $0.55	13,661,000	9,840,000
Series B	May 2001 and September 2001	$1.19	6,939,246	6,939,246
Series C	August 2002 through May 2004	$1.50	7,266,666	7,266,666
Series D	December 2006 and April 2007	$2.20	4,545,000	3,803,000

Total			32,411,912	27,848,912

The significant features of the Preferred Stock, including previous redemption rights, which existed prior to the completion of the initial public offering were as follows:

Redemption Feature

The holders of Series A through C convertible preferred stock were entitled to redeem their shares of Preferred Stock commencing in 2006 at redemption value. Redemption value was determined as follows:

Series A:	$0.55 per share, plus cumulative dividends and any declared and unpaid dividends.

Series B:	$1.1889 per share, plus cumulative dividends and any declared and unpaid dividends.

Series C:	$1.50 per share, plus cumulative dividends and any declared and unpaid dividends.

In connection with the issuance of Series D convertible preferred stock on December 22, 2006, the holders of Series A through C preferred stock agreed to the elimination of the redemption rights.

Liquidation Rights

The holders of Preferred Stock had the right to a liquidation preference, which could be exercised by the preferred stockholders under certain events outside of the Company’s control. The liquidation values were determined as follows:

Series A:	the greater of (a) $0.55 per share plus cumulative dividends compounded annually and, any declared and unpaid dividends, or (b) fair value of common stock prior to such liquidation event.

Series B:	the greater of (a) $1.1889 per share plus any cumulative dividends compounded annually and, any declared and unpaid dividends, or (b) fair value of common stock prior to such liquidation event.

Series C:	the greater of (a) $1.50 per share plus any declared and unpaid dividends, or (b) fair value of common stock prior to such liquidation event.

Series D:	the greater of (a) $0.55, or (b) fair value of common stock prior to such liquidation event.

A liquidation event included any of the following events; (i) voluntary or involuntary liquidation, (ii) dissolution, or winding up of the Company, (iii) merger or consolidation of the Company or a subsidiary of the Company into or with another corporation, and (iv) sale of all or substantially all of the assets of the Company.

The liquidation values of Preferred Stock at December 31, 2006 were as follows:

Series A	$15,842,400
Series B	12,601,447
Series C	11,699,333
Series D	6,122,830

$46,266,010

Dividends

Holders of Series A and Series B convertible preferred stock were entitled to cumulative dividends at an annual rate of 8% and holders of Series C and Series D convertible preferred stock were entitled to cumulative dividends at an annual rate of 3%. Such dividends were only payable when and if declared by the Company’s board of directors.

No dividends could be declared or paid to common stockholders prior to declaration and payment of the cumulative dividends. After declaration and payment of cumulative dividends, holders of preferred stock were entitled to participate in dividends with common stockholders.

The cumulative dividends were as follows:

	December 31, 2006	December 19, 2007

Series A	$2,451,036	$2,869,761
Series B	3,626,334	4,264,635
Series C	989,208	1,305,457
Series D	6,189	260,636

	$7,072,767	$8,700,489

The per share amount of cumulative dividends were $0.25, and $0.29 for Series A convertible preferred stock; $0.52, and $0.61 for Series B convertible preferred stock; $0.14 and $0.18 for Series C convertible preferred stock; and $0.00 and $0.06 for Series D convertible preferred stock, at December 31, 2006 and December 19, 2007, respectively.

Voting

Each holder of outstanding shares of the Preferred Stock was entitled to vote that number of shares equal to the number of shares of common stock into which the shares of Preferred Stock held by such holder was then convertible.

The Company had determined the classification and carrying value of the Preferred Stock as follows:

Classification

In accordance with ASR 268, the Company classified the various series of Preferred Stock outside of permanent stockholders’ deficit in the accompanying consolidated balance sheets at December 31, 2006 at their respective carrying values.

Carrying Value

Since the liquidation preference remained in place subsequent to the elimination of the redemption feature and a deemed liquidation event was outside the control of the Company, the Company presented its Preferred Stock outside of permanent stockholders’ equity (deficit) at dates prior to the initial public offering in accordance with ASR 268.

The Company measured the Preferred Stock at its original purchase price since the deemed liquidation was not probable at any of the reporting dates. The carrying values of the Preferred Stock at December 31, 2006 were as follows:

Series A	$5,412,000
Series B	8,250,000
Series C	10,900,002
Series D	8,366,600

$32,928,602

Conversion to Common Stock

The holders of Preferred Stock, at their option, were entitled to convert their shares into shares of common stock. Additionally, upon the closing of an initial public offering of securities with net proceeds greater than $30 million and a price per share of $3.57 or greater, shares of Preferred Stock automatically converted into common stock. This ratio was subject to adjustment upon the occurrence of certain events such as a stock split, subdivision of the Company’s common stock, recapitalization of the Company’s capital stock or the issuance of certain dilutive securities. At December 31, 2006 and December 19, 2007, the conversion ratio for each series of Preferred Stock was two-for-one.

Upon conversion to common stock, the holder’s right to receive cumulative undeclared dividends expired. Effective December 19, 2007 the Company’s authorized capital stock included 10,000,000 shares of preferred stock with a $0.00001 par value per share, all of which were undesignated at December 31, 2007.

9. COMMON STOCK

On December 19, 2007, the Company completed an initial public offering. The holders of the Company’s common stock, including common stock issued in this offering, are entitled to one vote for each share held.

In March 2001, the Company issued an officer of the Company a loan, bearing interest at 5.07% for $200,000 related to the purchase of 200,000 shares of restricted common stock. Amounts due were periodically forgiven.

The following summarizes the common stock reserved for the following identified purposes at December 31, 2006 and 2007:

	December 31, 2006	December 31, 2007
Conversion of Series A convertible preferred stock	4,920,000	—
Conversion of Series B convertible preferred stock	3,469,623	—
Conversion of Series C convertible preferred stock	3,633,333	—
Conversion of Series D convertible preferred stock	1,901,500	—
Options reserved for purchase of common stock	2,570,480	3,475,718

	16,494,936	3,475,718

10. STOCK INCENTIVE PLAN

Description of Plan

On March 29, 2000, the Company’s stockholders and board of directors approved the 2000 Omnibus Stock Plan (the “2000 Plan”), as amended, under which 2,969,000 shares of the Company’s common stock were reserved for issuance to directors, officers, employees, and consultants. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Plan provides that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

On August 22, 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan, (the “2007 Plan”), under which 3,000,000 shares of the Company’s common stock are available for issuance. At the adoption date, 1,500,000 shares were reserved for issuance. The reserved amount will increase by 300,000 shares at each of the five anniversaries from the adoption date, for an aggregate of 3,000,000 shares issuable under the 2007 Plan.

Prior to December 19, 2007, there was no public market for the Company’s common stock. Accordingly, the board of directors determined the market value of the common stock at the date of grant by considering a number of relevant factors, including the Company’s operating and financial performance and corporate milestones achieved, the prices at which shares of convertible preferred stock in arm’s-length transactions were sold, the composition of and changes to the management team, the superior rights and preferences of securities senior to the common stock at the time of each grant and the likelihood of achieving a liquidity event for the shares of common stock underlying stock options.

Determination of Fair Value of Common Stock

The Company had the following option grants during 2007 prior to the completion of its initial public offering:

Date of Award	Options Granted	Exercise Price Per Share		Fair Value of Common Stock	Fair Value of Option
October 2007	500,000	$11.70		$11.70	$6.72
August 2007	457,950	$7.64	(1)	$7.64	$4.64
July 2007	389,000	$6.84	(1)	$6.84	$4.18
March 2007 - April 2007	37,500	$3.70		$3.70	$2.16
January 2007 - February 2007	115,000	$1.54		$3.22	$2.38

(1)	The Company granted 389,000 common stock options with an exercise price of $4.88 per share in July 2007 and 457,950 common stock options with an exercise price of $6.50 per share in August 2007. At the time of the grants the exercise prices were determined by the board of directors with input from management based on the estimated fair value of its common stock. Subsequently, the Company had retrospective valuation reports prepared by an independent third party specialist to support the fair value of the options granted and determined the fair value to be $6.84 for the options granted in July and $7.64 for the options granted in August. As a result of the valuation reports, the grants were modified to increase their respective exercise prices to the reported fair values.

The Company issued Series D convertible preferred stock at $2.20 in December 2006 and April 2007.

At the time of these option grants, the exercise price was determined by the board of directors with input by management based on the various objective and subjective factors mentioned above as well as valuation reports when available. The fair value per share is being recognized as compensation expense over the applicable vesting period (which corresponds to the service period).

The Company engaged an independent third party specialist to assist management in preparing retrospective valuation reports to support the fair value of options granted. Management believes that the valuation methodologies used in the retrospective valuations are consistent with the Practice Aid of the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. A retrospective valuation for the second and third quarters of 2006 was not prepared.

In each retrospective valuation, a probability-weighted combination of the guideline public company method and the discounted future cash flow method was used to estimate the aggregate enterprise value of the Company at the applicable valuation date. The guideline public company method estimates the fair market value of a company by applying to that company market multiples, in this case revenue and EBITDA multiples, of publicly traded firms in similar lines of business. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, business model, financial risk and other factors to those of the Company’s. Equal weighting has been applied to the valuations derived from using the revenue and EBITDA multiples in determining the guideline public company fair market value estimate. The discounted future cash flow method involves applying appropriate risk-adjusted discount rates between 18-25% to estimated debt-free cash flows, based on forecasted revenues and costs. The projections used in connection with this valuation were based on the Company’s expected operating performance over the forecast period. There is inherent uncertainty in these estimates; if different discount rates or assumptions had been used, the valuation would have been different.

In order to allocate the enterprise value determined under the guideline public company method and the discounted future cash flow method to its common stock, the Company used the probability-weighted expected return method. Under the probability-weighted expected return method, the fair market value of the common stock is estimated based upon an analysis of future values for the Company assuming various future outcomes, the timing of which is based on the plans of its board and management. Share value is based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available as well as the rights of each share class. The fair market value of the Company’s common stock was estimated using a probability-weighted analysis of the present value of the returns afforded to its shareholders under each of four possible future scenarios.

Three of the scenarios assume a shareholder exit, either through an initial public offering (IPO), a sale of the Company to a strategic acquirer, or dissolution of the Company at or below liquidation preference. The fourth scenario assumes operations continue as a private company and no exit transaction occurs. For the IPO scenario, the estimated future and present values for the Company’s common stock was calculated using assumptions including; the expected pre-money valuation (pre-IPO) based on the guideline public company method discussed above; the expected dates of the future expected IPO; and an appropriate risk-adjusted discount rate. For the sale scenario, the estimated future and present values for the Company’s common stock was calculated using assumptions including: an equal weighting of the guideline public company method and the discounted cash flow method discussed above; the expected dates of the future expected sale and an appropriate risk-adjusted discount rate. For the dissolution scenario, all of the proceeds are distributed to the preferred shareholders. No proceeds are available for distribution to the common shareholders, and the value of the common stock is zero. For the private company with no exit scenario, an equal weighting of the guideline public company method and the discounted cash flow method based on present day assumptions was used. Finally, the present value calculated for the Company’s common stock under each scenario was probability weighted based on management’s estimate of the relative occurrence of each scenario.

Based upon the private equity fund raisings through April 2007, the Company placed approximately 25% probability on the Company going public and 35% probability of the sale of the Company. The Company increased the probability of the initial public offering to 60% and decreased the probability of a sale to 30% in June 2007. In August 2007, the Company increased the probability of the initial public offering to 70% and decreased the probability of a sale to 20% in connection with option grants made in August 2007. In September 2007, the Company increased the probability of the initial public offering to 85% and decreased the probability of a sale to 10%.

Valuation of Stock Options

The Company has incorporated the fair values determined in the retrospective valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted in 2006 and 2007. The key input assumptions used in the Black-Scholes option pricing model include; (i) the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and (iv) dividend yield is zero based on the fact that the Company has not paid dividends in the past and it does not expect to in the foreseeable future. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The fair value of each option grant was estimated on the date of grant utilizing the following assumptions:

	2006	2007
Volatility	65%	64%-68%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	4.3%-4.9%	4.5%-5.6%
Forfeitures	27%	22-30%

For stock options granted in the year ended December 31, 2006 and 2007, the Company recorded stock-based compensation expense for the fair value of stock options granted in the amount of $9,292 and $491,127, respectively. At December 31, 2006, total unrecognized stock-based compensation expense related to the 2006 common stock option grants expected to be charged to operations over the next three and half years is estimated to approximate $215,000. At December 31, 2007, the total of unrecognized stock-based compensation expense was estimated to approximate $5.0 million.

For stock options issued in 2005, the Company recorded a deferred stock compensation expense of $629,000 for the intrinsic value of these options applying the fair value provided from a valuation report on February 28, 2006. For the year ended December 31, 2006 and 2007, the Company recorded stock-based compensation expense for these options in the amount of $94,033 and $103,075, respectively. At December 31, 2007, the total unrecognized stock-based compensation expense was approximately $138,000.

In accordance with the requirements of SFAS 123R, the Company has not presented pro forma disclosures for periods prior to the adoption of SFAS 123R, as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

The stock option activity under the 2000 Plan and 2007 Plan is as follows:

Activity	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding options at December 31, 2004	1,178,025	$0.44

Granted	512,500	0.30
Cancelled	(85,370)	0.48

Outstanding options at December 31, 2005	1,605,155	0.40

Granted	173,200	1.14
Exercised	(44,000)	0.36		$113,955
Cancelled	(509,875)	0.30

Outstanding options at December 31, 2006	1,224,480	0.54	7.0	$3,281,606

Granted	1,499,450	8.20
Exercised	(594,762)	0.51		$3,736,813
Cancelled	(145,875)	5.39

Outstanding options at December 31, 2007	1,983,293	$5.99	8.8	$9,002,669

Exercisable options at December 31, 2006	662,042	$0.54		$1,774,273

Exercisable options at December 31, 2007	304,530	$0.51		$2,929,636

Weighted average fair value of 2005 options granted		$1.28
Weighted average fair value of 2006 options granted		$1.96
Weighted average fair value of 2007 options granted		$4.98

Options available for grant at December 31, 2007	1,492,425

The Company granted 389,000 common stock options with an exercise price of $4.88 per share in July 2007 and 457,950 common stock options with an exercise price of $6.50 per share in August 2007. At the time of the grants, the exercise prices were determined by the board of directors with input from management based on the estimated fair value of its common stock. Subsequently, the Company had retrospective valuation reports prepared by an independent third party specialist to support the fair value of the options granted and determined the fair value to be $6.84 for the options granted in July and $7.64 for the options granted in August. As a result of the valuation reports, the grants were modified to increase their respective exercise prices to the reported fair values. The Company determined, using the Black-Scholes option pricing model, there were no incremental costs associated with the modification.

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2006 and December 31, 2007 were $7,475 and $201,983, respectively. The total fair value of options vested during December 31, 2006 and 2007 was approximately $47,000 and $309,500, respectively.

The Company issued 25,000 and 276,959 incentive stock options during the year ended December 31, 2006 and 2007.

The following table summarizes information for stock options outstanding and stock options exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.30	423,438	7.00	$0.30	228,875	$0.30
1.00 - 3.70	312,905	7.93	1.60	75,655	1.14
6.84 - 7.64	746,950	9.59	7.22	—	—
11.70	500,000	9.76	11.70	—	—

	1,983,293	8.82	$5.99	304,530	$0.51

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. During 2006, the Company granted non-qualified options to three consultants for the purchase of 47,700 shares of common stock at exercise prices of $0.30 and $1.54. One of the option grants was fully vested during 2006 as the services for which the options were granted were completed, while the other two options grants vest at the end of a four year period. For the years ended December 31, 2006 and 2007, the Company recorded compensation expense for stock option grants to consultants in the amount of $14,000 and $116,600, respectively.

At December 31, 2007, the total of unrecognized stock-based compensation expense related to such non-qualified common stock option grants was estimated to approximate $266,000.

Stock compensation is recorded in the statement of operations captions consistent with the classification of the employee’s compensation. Stock compensation primarily relates to general and administrative expenses. At December 31, 2007, the total unrecognized stock-based compensation expense for all options outstanding was $5.0 million.

11. NET INCOME (LOSS) PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Years Ended December 31,
	2005	2006	2007
Numerator:
Net income before cumulative effect of accounting change	$2,769,454	$497,530	$6,079,909
Cumulative effect of accounting change	(2,713,960)	—	—

Net income	$55,494	$497,530	$6,079,909

Allocation of net income(1):
Net income allocable to period during which two classes of equity securities were outstanding	$55,494	$497,530	$5,896,332
Net income allocable to period during which one class of equity securities were outstanding	—	—	183,577

Net income	$55,494	$497,530	$6,079,909

Basic:
Preferred stock cumulative dividends	$1,535,905	$1,527,523	$1,627,722
Loss on repurchase of Series A redeemable convertible shares	—	347,500	—
Undistributed net income allocated to preferred stockholders	—	—	3,628,477

Net income available to preferred stockholders	1,535,905	1,875,023	5,256,199
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	(1,085,444)	(1,377,493)	823,710
Cumulative effect of change in accounting principle	(394,967)	—	—

Net (loss) income available to common stockholders	(1,480,411)	(1,377,493)	823,710

Net income	$55,494	$497,530	$6,079,909

Diluted:
Accretion of preferred stock	$1,535,905	$1,527,523	$1,627,722
Loss on repurchase of Series A redeemable convertible shares	—	347,500	—
Undistributed net income allocated to preferred stockholders	—	—	3,488,400

Net income available to preferred stockholders	1,535,905	1,875,023	5,116,122
Net income (loss) available to common stockholders before cumulative effect of change in accounting principle	(1,085,444)	(1,377,493)	963,787
Cumulative effect of change in accounting principle	(394,967)	—	—

Net (loss) income available to common stockholders	(1,480,411)	(1,377,493)	963,787

Net income	$55,494	$497,530	$6,079,909

Denominator:
Basic weighted average shares	2,069,020	2,085,051	3,127,914
Dilution effect of common stock equivalents	—	—	698,958

Diluted weighted average shares	2,069,020	2,085,051	3,826,872

Calculation of net income (loss) per common share
Basic:
Net income (loss) available to common stockholders	$(1,480,411)	$(1,377,493)	$823,710

Weighted average shares of stock outstanding	2,069,020	2,085,051	3,127,914

Net income (loss) per common share	$(0.72)	$(0.66)	$0.26

Diluted:
Net income (loss) available to common stockholders	$(1,480,411)	$(1,377,493)	$963,787

Weighted average shares of stock outstanding	2,069,020	2,085,051	3,826,872

Net income (loss) per common share	$(0.72)	$(0.66)	$0.25

Cumulative change in accounting principle
Basic and diluted net loss per share	$(0.19)	$—	$—

(1)	As of December 19, 2007, the effective date of the Company’s IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of convertible preferred stock into shares of common stock.

The following table summarizes the accretion to preferred stock used in the net income (loss) per common share calculation:

	Year Ended December 31,		Period ended December 19, 2007
	2005	2006
Series A accretion of dividends	$443,960	$443,691	$418,725
Series B accretion of dividends	660,000	660,000	638,301
Series C accretion of dividends	327,000	327,000	316,249
Series D accretion of dividends	—	6,189	254,447
Issuance costs	104,945	90,643	—

	$1,535,905	$1,527,523	$1,627,722

12. INCOME TAXES

The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC. The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2005	2006	2007
Income tax expense (benefit)
Current:
Federal	$(19,741)	$—	$38,008
State	22,000	45,000	75,361

Total current	2,259	45,000	113,369
Deferred:
Federal	(850,000)	(230,011)	652,433
State	(157,000)	(118,289)	205,459

Total deferred	(1,007,000)	(348,300)	857,892

	$(1,004,741)	$(303,300)	$971,261

The following table presents pre-tax income (loss) for the Company and its subsidiary:

	Year Ended December 31,
	2005	2006	2007
United States	$1,636,945	$(1,163,222)	$2,260,798
China	127,768	1,357,452	4,790,372

	$1,764,713	$194,230	$7,051,170

The following table reconciles the provision for taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the net income:

	Year Ended December 31,
	2005	2006	2007
Tax at statutory rate	$600,003	$66,039	$2,397,397
State tax, net of federal benefit	14,520	(48,371)	185,341
Permanent differences	80,394	1,042,261	19,530
Reversal of valuation allowance	(1,085,000)	(1,066,000)	—
Decrease in valuation allowance	(556,345)	—	—
Other	(14,872)	$164,305	(2,281)
Foreign rate difference	(43,441)	$(461,534)	(1,628,726)

Provision for income taxes	$(1,004,741)	$(303,300)	$971,261

In 2005, the Company reversed approximately $1.1 million of valuation allowance on its deferred tax assets due to the achievement of three years of cumulative income in the United States. The Company determined the amount of the reversal in 2005 based upon forecasted income for 2006. In 2006, the Company reversed the remaining valuation allowance of $1.1 million based on the forecasted income for 2007.

The significant 2006 permanent item related to the accounting for the warrant to purchase Series A convertible preferred stock, which was not deductible for income tax purposes.

The Company has a policy to reinvest any earnings of MEMSIC Semiconductor in the Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2007, the Company had cumulative foreign earnings of $4.3 million.

The Company’s subsidiary in China is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate of a 30% foreign enterprise income tax (“FEIT”), and a 3% local income tax.

Since the Company’s subsidiary in China was established in the Wuxi New District as a Hi-Tech enterprise, it is entitled to the reduced FEIT rate of 15% and is exempt from FEIT for its first two years of profitable operations after offsetting prior year’s tax losses and is entitled to a 50% reduction in its FEIT for the following three years as approved by the tax authorities in accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and its Implementation Rules issued in 1991. In addition, MEMSIC Semiconductor is exempted from the 3% local income tax during the above preferential tax treatment periods of five years pursuant to the Rule Concerning Exemption or Reduction of Local Income Tax for Foreign Invested Enterprises issued by the People’s Government of Guangdong Province issued in 1992.

At December 31, 2007, MEMSIC Semiconductor was in the first year of its two-year tax holiday and expects to commence providing for deferred income taxes in China in 2008.

Significant components of the Company’s deferred tax assets consist of the following:

	At December 31,
	2006	2007
Deferred tax assets:
Accruals and reserves	$475,100	$335,800
Net operating loss carryforwards	753,300	5,700
AMT tax credit carryforward	—	38,008
Depreciation and amortization	126,900	117,900

Deferred tax assets	$1,355,300	$497,408

There were no significant temporary differences attributable to MEMSIC Semiconductor at December 31, 2006 and 2007. Therefore, no deferred tax assets or liabilities related to any temporary differences of MEMSIC Semiconductor for the years ended December 31, 2006 and 2007 were recorded, as they are expected to reverse during the tax holiday period.

As of December 31, 2007, the Company had approximately $15,000 in federal net operating losses (“NOL”) which will expire in 2023. The Company utilized federal NOL of $1,900,389 and its state NOL of $1,652,506 in 2007. The Company may be subject to Section 382 as it relates to ownership changes and limitations on net operating losses, but does not believe the impact of any limitations would have a material impact on its ability to utilize the net NOL carryforward.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements tax positions that were taken or will be taken on the Company’s tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. On January 1, 2007, the Company adopted FIN 48. At the adoption date, the Company did not have any unrecognized tax benefits and determined the impact of FIN 48 was not material to the Company’s consolidated financial statements. During 2007, no new additional unrecognized tax benefits were identified.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarters facility, sales offices and certain equipment under noncancelable operating leases expiring through 2012. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2007, future minimum annual noncancelable operating lease commitments were $173,000, $146,000, $144,000, $144,000, $144,000 and $60,000 for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and 2013, respectively. Total rent expense for the years ended December 31, 2005, 2006 and 2007 was $166,000, $202,000 and $167,000, respectively.

Effective August 1, 2007, the Company entered into a five year lease for approximately 7,700 square feet at a new location to be used for its United States corporate headquarters. The terms of this new lease provide for average annual base rental payments of approximately $157,000 a year, plus a defined percentage of the increase in annual operating expenses and real estate taxes.

Licensing Agreement and Marketing Agreements

In connection with the initial capitalization, the Company was assigned a technology license related to the design, manufacture and sale of low-cost thermal accelerometers from Analog Devices, Inc. The Company agreed to fulfill the obligations under the technology license, including royalty obligations to a university and patent prosecution expenses. While the Company believes that the agreements as a whole provide it with exclusive rights to the license and the patents, there can be no assurance that, if a third party challenges the validity of the patents, the Company will prevail and continue exclusive rights to the licensed technology and patents.

The license agreement provides that the Company pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. For the years ended December 31, 2005, 2006, and 2007, the Company paid royalty fees in the amount of $90,534, $100,000 and $100,000, respectively, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

On March 3, 1999, the Company entered into a marketing agreement, as amended, with Analog Devices, Inc., whereby Analog Devices, Inc. was designated sole and exclusive distributor in the gaming industry for certain customers and their associated subcontractors performing assembly or manufacturing operations of their gaming products. The selling price per unit to Analog Devices, Inc. was established based on the Company’s estimates of manufacturing costs plus a fixed mark-up. The Company and Analog Devices, Inc. mutually terminated the marketing agreement on December 31, 2006. During the term of the marketing agreement, no sales to Analog Devices, Inc. were recorded by the Company.

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all U.S. employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2005, 2006, and 2007, the Company’s contributions, including administrative fees, were approximately $25,600, $26,607 and $32,246, respectively.

14. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the development and design, manufacture and sale of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. Within this segment, the Company’s chief executive officer views the operations of the manufacturing unit and the sales and marketing organizations as an integrated business unit and utilizes enterprise wide operating results as the only factor in making operating decisions.

Revenues, denominated in United States dollars, by geographical region are as follows:

	For the Year Ended December 31,
Geographical Region	2005	2006	2007
Asia (excluding Japan)	$2,051,919	$6,613,087	$16,188,453
Europe	3,178,878	677,380	733,933
Japan	2,400,627	3,262,571	3,151,440
North America	1,339,282	2,527,763	5,166,716
Other	82,737	37,285	29,090

Total	$9,053,443	$13,118,086	$25,269,632

Revenues, by product application are as follows:

	For the Year Ended December 31,
	2005	2006	2007
Mobile phone	$740,455	$5,122,898	$14,367,117
Consumer	5,912,025	4,207,444	4,273,615
Automotive	1,413,345	2,780,781	4,927,338
Industrial/other	987,618	1,006,963	1,701,562

Total	$9,053,443	$13,118,086	$25,269,632

Long lived assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
Geographical Region	2006	2007
United States	$350,738	$786,366
China	3,545,818	7,311,976

Total	$3,896,556	$8,098,342

Total assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
Geographical Region	2006	2007
United States	$17,361,687	$71,469,309
China	8,407,488	17,382,255

Total	$25,769,175	$88,851,564

15. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	For the Year Ended December 31,
	2005	2006	2007
Balance at beginning of period	$11,378	$5,940	$7,122
Provision for losses	—	6,097	1,381
Receivables charged against reserve	(5,438)	(4,915)	—

Balance at end of period	$5,940	$7,122	$8,503

16. NOTE PAYABLE

On June 29, 2007, MEMSIC Semiconductor obtained a 1-year bank loan in the amount of $1.0 million which was outstanding at December 31, 2007. The interest on this bank loan is charged at a rate of 6.21%. The land and manufacturing facility owned by MEMSIC Semiconductor are pledged as collateral to this bank loan.

In August 2007, the Company entered into a $2.0 million line of credit in the United States with a two-year term and an interest rate of prime minus 0.5%. The Company has not drawn from this line of credit as of December 31, 2007. The line of credit requires the Company to maintain a net worth of $15 million for the two-year term.

17. QUARTERLY DATA (Unaudited)

	2007 Quarter Ended
	March	June	September	December
Net sales	$4,315,739	$5,124,836	$9,328,016	$6,501,041
Gross profit	2,922,639	3,349,577	6,047,765	4,133,149
Net income	778,934	1,145,763	2,778,384	1,376,828
Basic and diluted net income per common share	$0.02	$0.04	$0.14	$0.06

	2006 Quarter Ended
	March	June	September	December
Net sales	$2,125,302	$3,086,333	$3,957,597	$3,948,854
Gross profit	1,390,652	2,002,445	2,696,748	2,696,559
Net income (loss)	(54,780)	645,184	215,933	(308,807)
Basic and diluted net income (loss) per common share	$(0.21)	$0.02	$(0.07)	$(0.51)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

2. Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our registered public accounting firm, due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our annual meeting of stockholders to be held on or about May 10, 2008, to be filed with the Commission not later than April 29, 2008 (the “2008 Proxy Statement”) under the headings “Election of Directors,” “Background Information About Directors Continuing in Office,” “Corporate Governance” and “Information About Executive Officers.”

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Conduct is posted on our website at http://investor.memsic.com/governance.cfm under the caption “Code of Conduct.”

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2006 and 2007	57
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007	58
Consolidated Statements of Convertible Preferred Stock and Warrant and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2006 and 2007	59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	62
Notes to Consolidated Financial Statements	63

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Underwriting Agreement, dated December 13, 2007.		8-K	December 19, 2007	10.1

10.2	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.3	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	Distributor Agreement, dated January 5, 2005, between the Registrant and World Peace Industrial Co., Ltd.		S-1	September 28, 2007	10.3A

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.5	Amended and Restated Distributor Agreement, dated August 30, 2007, between the Registrant and World Peace Industrial Co., Ltd.		S-1	September 28, 2007	10.3B

10.6	Offer letter for Shang Hsiao, dated July 1, 2007.		S-1	September 28, 2007	10.4

10.7	Offer letter for Gary O’Brien, dated June 22, 2007.		S-1	September 28, 2007	10.5

10.8	Offer letter for Patrick Chiumiento, dated January 23, 2007.		S-1	September 28, 2007	10.6

10.9	Offer letter for Patricia Niu, dated August 14, 2003.		S-1	September 28, 2007	10.7

10.10	Offer letter for Feiming Huang, dated June 28, 1999.		S-1	September 28, 2007	10.8

10.11	MEMSIC, Inc. 2000 Omnibus Stock Plan.		S-1	September 28, 2007	10.9

10.12	MEMSIC, Inc. 2007 Stock Incentive Plan.		S-1	September 28, 2007	10.10

10.13	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees.		S-1	November 21, 2007	10.12

10.14	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant		S-1	November 21, 2007	10.13

10.15	Form of Senior Executive Change in Control Agreement.		S-1	September 28, 2007	10.11

21.1	List of subsidiaries.		S-1	September 28, 2007	21

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2008.

MEMSIC, INC.
(Registrant)

By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 14, 2008.

Name	Title
/S/ YANG ZHAO Yang Zhao	Chief Executive Officer and President (Principal Executive Officer)

/S/ SHANG HSIAO Shang Hsiao	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ROGER BLETHEN Roger Blethen	Director

/S/ MICHAEL TUNG Michael Tung	Director

/S/ DAVID YANG David Yang	Director

/S/ PAUL ZAVRACKY Paul Zavracky	Director