Form 10-K/A
period 2007-12-31
MEMSIC Inc
filed 2008-04-29
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

One Tech Drive, Suite 325,

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on December 14, 2007. On April 23, 2008, 23,629,100 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Report”). This Form 10-K/A replaces in its entirety the information previously incorporated by reference in Part III of the Original Report.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
David Yang(1)(2)	39	2008	Director
CLASS II DIRECTORS
Roger Blethen(2)(3)	56	2009	Director
Yang Zhao, Ph.D(3)	44	2009	President, Chief Executive Officer and Chairman of the Board of Directors
CLASS III DIRECTORS
Michael Tung(1)(3)	52	2010	Director
Paul M. Zavracky(1)(2)(3)	59	2010	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

David Yang has served as a director since 2007. Mr. Yang is a partner of The CID Group and joined the CID Group as one of the founding employees in 1998. Prior to founding The CID Group, Mr. Yang co-founded an incubator firm, Future Technology Consulting, Inc. to provide legal and advisory work to technology start-up companies in Taiwan. From 1994 to 1997, he served as a lawyer for Tsar and Tsai Law Firm and Jones Day. Mr. Yang has served as director or observer for several private company and two public company boards, Techwell, Inc (Nasdaq: TWLL) and Advanced Analogic Technologies, Inc. (Nasdaq: AATI). Mr. Yang currently also serves as a director for Young Fast Optoelectronic Co., Ltd. Mr. Yang received a J.D. degree from Cornell University in 1993 and a B.A. degree in Asian Studies from the University of Michigan, Ann Arbor in 1990.

Roger Blethen has served as a director since April 2005. In March 2008, our Board of Directors designated Mr. Blethen as our lead director. In 2001, Mr. Blethen was appointed chairman of the board of LTX Corporation, a provider of semiconductor test solutions to major integrated-circuit manufacturers. Mr. Blethen served as the president and chief executive officer of LTX Corporation from 1994 to October 2005. Mr. Blethen serves as Chairman of Quebec-based Diablo Technologies Inc. Mr. Blethen currently serves Northeastern University on its Industrial Advisory Board to the Department of Electrical and Computer Engineering and as an advisor to its School for Technological Entrepreneurship. Mr. Blethen received his B.S. in Electrical Engineering from Northeastern University in 1974.

Dr. Yang Zhao is our founder and has served as our President and Chief Executive Officer since our inception. Dr. Zhao has over 15 years of experience in MEMS technology and related business development. Prior to founding our company in 1999, Dr. Zhao served in various management positions at Analog Devices, Inc. for seven years, where he was instrumental in developing ADI’s potential MEMS product line and forming industry-wide strategic relationships. Dr. Zhao is well-recognized in the field of MEMS technology. He has been named as an inventor on 11 U.S. patents in IC circuit, processing, packaging and MEMS technology. Dr. Zhao holds a B.S. degree in physics from Peking University, as well as a master’s degree and a Ph.D. in electrical engineering from Princeton University where he studied under Professor Daniel Tsui, who won the 1998 Nobel Prize in physics. He is currently the vice chairman of the board at the School of Engineering of Peking University.

Michael Tung has served as a director since 2004. Mr. Tung joined InveStar Capital Inc. as chief financial officer and Managing Partner in April 2002 and is responsible for managing the investment portfolio companies in both Taiwan and U.S., including due diligence before investment, follow-on portfolio management, reporting requirements to its stockholders as well as the funding, financing/accounting related issues. Mr. Tung also serves as Managing Partner to manage the Silicon Valley office. Mr. Tung has over 20 years of experience in finance, taxation, accounting and general management. He served as chief financial officer for more than 10 years in various organizations, including Acer America Corp., Foxconn Corporation and Fibera Inc. (a start-up company). Mr. Tung worked as Senior Audit Manager of KPMG for 10 years. Mr. Tung received a B.S. degree in Accounting from Tam Kay University.

Paul M. Zavracky has served as a director since 1999. Dr. Zavracky’s more than 30 years of business experience includes research at MIT Lincoln Laboratory, teaching at a major university, and management of successful venture funded companies. Prior to joining Northeastern University as the Dean of the School of Technological Entrepreneurship, he was the president and chief operating officer of The MicroOptical Corporation, a start-up company he co-founded. Between 1991 and 1998, he was a tenured professor of electrical engineering at Northeastern University where he established a micro-electromechanical systems program that developed both surface and bulk micromachined devices. He raised more than $9 million in research funding. Dr. Zavracky was the chief operating officer of Kopin Corporation, a venture backed company that he and a small group of colleagues from the Massachusetts Institute of Technology’s Lincoln Labs started. He led the effort in establishing Kopin’s SOI materials capability as an enabling technology for liquid crystal microdisplays. Dr. Zavracky spent five years at The Foxboro Company as principal scientist and technical group leader establishing a MEMS program beginning in 1980. Dr. Zavracky also spent five years at Coulter Corporation managing the government system group working on electrophotographic film and five years at MIT Lincoln Laboratory where he was involved in the development of materials for solar energy applications. He obtained his Ph.D. in physics at Tufts University. He holds bachelors and master’s degrees in physics from Northeastern University. He has more than 100 publications and 67 issued patents.

Chairman of the Board and Lead Director

Yang Zhao, our president and chief executive officer, is also the chairman of our board of directors. In that capacity, he presides over all meetings of the board.

In March 2008, our board of directors established the additional position of lead director. Our lead director is a non-employee director whose responsibilities are to:

•	Preside over board meetings in the absence of the chairman and lead “executive sessions” of the board (i.e., sessions without management present);

•	Consult with other directors concerning corporate governance matters and identification of issues for board meeting discussions and set the board meeting agenda in consultation with the chairman;

•	Advise the chief executive officer on organizational development, business strategy and corporate governance; and

•	Advise the chief executive officer and chief financial officer on appropriate communications policies and procedures.

In March 2008, our board of directors appointed Roger Blethen as our lead director, to serve at the pleasure of the board of directors.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating committee, which are the only standing committees of the board of directors.

Audit committee. Our audit committee consists of Messrs. Tung, Yang and Zavracky, with Mr. Tung serving as chair. Our audit committee oversees our corporate accounting and financial reporting process and internal controls over financial reporting. Our audit committee evaluates the qualifications, independence and performance of our independent registered public accounting firm, Ernst & Young LLP; engages and determines the compensation of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our financial disclosures, including our critical accounting policies and internal controls over financial reporting; prepares an annual report to our stockholders for inclusion in our proxy statement; reviews and approves in advance any proposed related party transactions; and discusses with management and the independent auditor the results of the annual audit and our financial statements. We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002, The NASDAQ Global Market and the rules and regulations of the Securities and Exchange Commission, or SEC. In addition, the board of directors has determined that Mr. Tung is qualified as an “audit committee financial expert” within the meaning of the SEC rules and regulations.

The audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm, Ernst & Young LLP. The audit committee establishes and implements policies and procedures for the pre-approval of all audit services and all permissible non-audit services provided by our independent registered public accounting firm and reviews and approves any related party transactions entered into by us.

Compensation committee. Our compensation committee consists of Messrs. Blethen, Yang and Zavracky, with Mr. Blethen serving as chair. Our compensation committee administers our stock option plans; recommends to our board of directors the compensation of our executive officers; prepares a report of the committee required by the rules of the SEC to be included in our proxy statement; recommends to our board of directors any performance-based awards to be granted to any of our executive officers or other employees; recommend to our board of directors the terms and conditions of any employment agreement and any arrangements regarding severance or change of control payments with any of our executive officers; recommend to our board of directors, and review periodically, the compensation of our directors; recommend to our board of directors, and review periodically, the composition of our plans and programs for employee compensation. We believe that each member of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of The Nasdaq Global Market and the SEC rules and regulations.

Nominating committee. Our nominating committee consists of Messrs. Blethen, Tung, Zavracky and Zhao, with Mr. Zavracky serving as chair. Our nominating committee identifies individuals qualified to become members of the board and to recommend to our board of directors nominees for election as directors. We believe that Messrs. Blethen, Tung and Zavracky meet the independence requirements under The Nasdaq Global Market and SEC rules and regulations. Dr. Zhao, as our president and chief executive officer, is not independent under these rules. However, under The Nasdaq Global Market and SEC rules and regulations, we are permitted to maintain a nominating committee that includes a member who is not independent for one year from the initial listing of our securities, which was December 14, 2007.

2007 Director Compensation

Historically, we have not provide cash compensation to directors for their services as directors or members of committees of our board of directors, nor have we compensated our directors who are affiliated with venture capital firms that are significant stockholders of our company for their services as directors. Messrs. Blethen and Zavracky received compensation in the form of non-qualified stock options. We reimbursed directors for their reasonable expenses incurred in attending meetings of our board of directors and of committees of our board of directors.

In February 2008, our board of directors adopted a new policy for compensation of our non-employee directors, under which they will receive cash retainers (payable quarterly in arrears), per meeting fees and annual stock option awards, as follows:

•	Each non-employee director will receive a cash retainer in the amount of $20,000 per year;

•

Our lead director and chairpersons of our standing committees will receive additional annual cash retainers, as follows: lead director, $20,000; audit committee chair, $10,000; compensation committee chair, $7,500; and nominating committee chair, $5,000;

•

Each incumbent non-employee director will receive annually a non-qualified stock option to purchase 12,000 shares of our common stock, and any newly elected non-employee director will receive upon such election a non-qualified stock option to purchase 20,000 shares of our common stock; and

•

Our non-employee directors will also receive cash fees for each meeting of the board of directors or of any committee of which they are members that they attend, as follows: all non-employee directors, $2,500 per board meeting; audit committee chair, up to $1,500 per audit committee meeting; compensation committee chair, $2,500 per compensation committee meeting; and other members of our standing committees, $1,000 per committee meeting.

The following table details the compensation paid to our directors, other than Dr. Zhao, during the year ended December 31, 2007.

	Fees earned or paid in cash	Option Awards(1)	All Other Compensation	Total
Roger Blethen(2)	—	$23,250	$60,000	$83,250
Ron Dizy(3)	—	—	—	—
James A. Saalfield(3)	—	—	—	—
Michael Tung	—	—	—	—
David Yang	—	—	—	—
Paul Zavracky(4)	—	13,950	—	13,950

(1)	Amounts shown do not reflect compensation actually received. The amounts shown represent expense recognized in our 2007 consolidated financial statements in accordance with SFAS 123(R), except that we have disregarded any estimate of future forfeitures related to service-based vesting conditions with respect to such option awards. The other assumptions used to calculate the expense amounts shown for stock options in 2007 are described in Note 10 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.
(2)	Mr. Blethen provides us management consulting services for which he is compensated at the rate of $5,000 per month. He was also granted a stock option of 75,000 shares of our common stock on April 28, 2005 at an exercise price of $0.30 per share, vesting in four equal installments over four years. As of December 31, 2007, 37,500 options were vested and 37,500 options remained available for exercise (including vested and unvested options).
(3)	Messrs. Dizy and Saalfield resigned as directors immediately following our initial public offering in December 2007.

(4)	Mr. Zavracky was granted stock options of 36,000 shares of our common stock on March 30, 2000 at an exercise price of $1.00 per share, 30,000 shares on February 12, 2004 at an exercise price of $0.30 per share and 45,000 shares on April 28, 2005 at an exercise price of $0.30 per share, vesting in four equal installments over four years. As of December 31, 2007, 88,500 options were vested and 22,500 options remained available for exercise (including vested and unvested options).

Director Candidates and Selection Process

Our nominating committee, in consultation with our chairman and chief executive officer, is responsible for identifying and reviewing candidates to fill open positions on the board of directors, including positions arising as a result of the expiration of the term, removal, resignation or retirement of any director, an increase in the size of the board or otherwise, and recommending to our full board candidates for nomination for election to the board. In recommending new directors, the committee will consider any requirements of applicable law or listing standards, a candidate’s strength of character, judgment, business experience and specific area of expertise, factors relating to the composition of the board (including its size and structure), principles of diversity, and such other factors as the committee deems to be appropriate.

The committee is responsible for reviewing from time to time the appropriate skills and characteristics required of board members in the context of the current make-up of the board, including such factors as business experience, diversity, and personal skills in technology, finance, marketing, sales, financial reporting and other areas that contribute to an effective board.

Stockholders may recommend individuals to the nominating committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to our nominating committee, c/o Corporate Secretary, MEMSIC, Inc., One Tech Drive, Suite 325, Andover, Massachusetts 01810. Assuming that appropriate biographical and background material has been provided on a timely basis, the nominating committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting. Any recommendation of a potential director nominee should also include a statement signed by the proposed nominee expressing a willingness to serve on our board if elected. As part of this responsibility, the committee will be responsible for conducting, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the board and such candidate’s compliance with the independence and other qualification requirements established by the committee or imposed by applicable law or listing standards.

Executive Officers

The following table sets forth information with respect to our executive officers as of April 29, 2008:

Name	Age	Position
Yang Zhao, Ph.D	44	President, Chief Executive Officer; Director
Shang Hsiao	46	Chief Financial Officer
Patrick Chiumiento	57	Vice President of Marketing and Business Development
Gary O’Brien	43	Vice President of Engineering
Patricia Niu	40	Vice President of Finance

Further information regarding Dr. Zhao is available under the section titled “–Board of Directors.”

Shang Hsiao has served as our Chief Financial Officer since 2007. Mr. Hsiao has more than 20 years of experience in financial, legal, tax and business. Prior to joining us, Mr. Hsiao served as the chief executive officer at Centuryfone Networking and Communication Co. from September 2003 to May 2007. From July 2000 to September 2003, Mr. Hsiao served as the chief financial officer at YesKey Group. From January 1994 to July 2000, Mr. Hsiao was a senior manager of business, tax, and legal advisory for Arthur Andersen LLP in Philadelphia and Shanghai. Mr. Hsiao received his J.D. degree from Rutgers School of Law in New Jersey in 1994 and a B.A. in finance and accounting from Temple University in Pennsylvania in 1989. Mr. Hsiao has been a certified public accountant since 1989 and was admitted to the Pennsylvania Bar in 1994.

Patrick Chiumiento has served as our Vice President Marketing and Business Development since February 2007. Mr. Chiumiento has over 25 years of experience in technical marketing, sales and business development in the semiconductor industry. Prior to joining us in February 2007, Mr. Chiumiento was the co-founder of Chipwrights. Inc., a producer of high performance DSP devices optimized for the imaging market, and served as its vice president of World Wide Sales & Business Development from 2000 to 2005 and chief executive officer from 2005 to 2007. Mr. Chiumiento co-founded N*Able Technologies, Inc. in 1996 and served as its vice president of sales and marketing from 1996 to 1999. From 1973 to 1996, Mr. Chiumiento held various vice president and management level positions at a number of companies including Databook Corporation, IBM Microelectronics, Chips and Technologies, NEC Electronics (USA), and ITT Semiconductor. He received a B.S.E.E. from University of Massachusetts at Lowell and completed his post graduate studies in Business Administration at Merrimac College and Northeastern University.

Gary O’Brien has served as our Vice President of Engineering since July 2007. Mr. O’Brien has 14 years of experience in the design and development of multiple accelerometer and pressure sensors. Mr. O’Brien joined Motorola’s Sensor Products Division in Tempe, Arizona, as a mixed signal circuit design engineer in 1993. From 1993 through 2005, he designed and developed multiple pressure, acceleration and angular rate (gyroscope) sensor systems for Motorola and its recent spin-off company, Freescale Semiconductor. From 2005 until 2007, Mr. O’Brien was an assistant professor at Arizona State University. He currently holds nine issued patents in the MEMS area, in addition to having previously generated multiple automotive accelerometer and pressure sensor/ASIC designs. Mr. O’Brien received a B.S. degree in electrical engineering with honors from the Florida Institute of Technology in Melbourne, FL, in 1988. He received an M.S. degree in electrical engineering from the Georgia Institute of Technology, Atlanta in 1993, and a Ph.D. in electrical engineering from the University of Michigan, Ann Arbor in 2004.

Patricia Niu has served as our Vice President of Finance since September 2006. Ms. Niu has over 12 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining us in 2002, Ms. Niu served as the international business unit controller at Key3Media Events, Inc. from 2001 to 2002 and the senior financial analyst and audit supervisor at Fesenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu served as a commercial lender at the Savings Bank in Wakefield, Massachusetts and the Bank of China, Head Office in Beijing, China. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989. She is also a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2007 our directors, officers and ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Code of Ethics

Our board of directors has adopted a code of conduct, which establishes the standards of ethical conduct applicable to all of our directors, officers and employees. Our code of conduct addresses issues relating to, among other things, conflicts of interest, related party transactions, use of company funds and sensitive payments, corporate opportunities, internal controls over financial reporting, and confidential information. In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and chief financial officer. Our code of ethics sets guidelines for these individuals to implement policies and procedures to enhance disclosure and reporting system at our company. Our code of conduct is publicly available on our website at http://www.memsic.com. Any waiver of our code of conduct or code of ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General

We seek to attract and retain talented and dedicated executive officers in the semiconductor industry. To that end, we aim to compensate our executive officers in a manner consistent with our strategy and competitive practice and to align executive officers’ incentives with stockholder value creation. We evaluate individual executive officer performance with a goal of setting compensation at levels we believe are comparable with executive officers in other companies of similar size, industry, comparability of labor markets and product offering, market capitalization, research and development investment, financial performance, and stage of development. We generally seek to ensure that compensation is appropriate for an executive officer’s level of responsibility and for the promotion of future performance.

Executive Compensation Process

Prior to our initial public offering in December 2007, our process for setting executive compensation was informal. Our compensation committee determined the compensation package of Yang Zhao, our founder and chief executive officer, and Dr. Zhao determined the compensation of our other executive officers. Decisions regarding the grant of equity compensation were made by our board of directors, typically based upon recommendations from Dr. Zhao.

The members of our board of directors have substantial managerial experience and wide contacts in the semiconductor industry and in the broader technology industry, upon which they rely in formulating their compensation decisions. Before 2008, we did not retain the services of a compensation consultant to review our policies and procedures or make recommendations with respect to executive compensation.

In determining our chief executive officer’s compensation for 2007, including the appropriate mix of different forms of compensation, our compensation committee conducted a benchmark review based on information about the compensation practices of private companies in the semiconductor and other advanced technology- and information technology-related industries. The committee derived this information from an independent and publicly available compensation report, the 2006 Annual Compensation and Entrepreneurship Report in Information Technology sponsored by WilmerHale LLP, Ernst & Young LLP and J. Robert Scott, which we refer to as the Survey Report. The Survey Report is a survey of approximately 300 companies in the private sector and does not identify the companies sampled by name, but anonymously classifies companies by size, region and business segment.

In addition, in setting our chief executive officer’s base salary and target bonus for 2007, the compensation committee evaluated his performance in 2006 measured against annual performance objectives and milestones that were established by the committee in 2006, which included revenue and profit growth, gross margin performance, expense control, introduction of new products to market, key accounts won and lost, and recruitment of key personnel, among others.

Base salaries for our other executive officers for 2007 were established by our chief executive officer, based on his assessment of the scope of their responsibilities and individual experience, and also taking into account competitive market compensation as reviewed in the Survey Report. Although this did not involve any formal benchmarking process, our chief executive officer subjectively attempted to keep the compensation of our executive officers within reasonable limits comparable with those companies in the Survey Report that have more than 76 employees, are located in the New England area and are in the software and hardware, semiconductor and electronics businesses.

Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for our executive officers to have some equity ownership in our company to provide them with long-term incentives. We intend to implement and maintain compensation plans that tie a substantial portion of our executive officers’ overall compensation to our short-term and long-term performance. Accordingly, since 2000, we have granted our executive officers equity awards in the form of stock options. We have determined the amount of grants to each executive officer based on their prior experience if newly recruited, their ability to meet performance goals, whether they attained notable achievements, and their contribution to our overall performance.

For 2008, the compensation of each executive officer, other than that of our chief executive officer, will be proposed by our chief executive officer and will be subject to approval by our compensation committee. Compensation of our chief executive officer will continue to be determined by our compensation committee. In February 2008, our compensation committee engaged Pearl Meyer & Partners LLC to assist the compensation committee in making determinations with respect to base salaries, discretionary bonuses and equity-based compensation awards to our executive officers for 2008.

Elements of Compensation

Our compensation package for our executive officers consists of three principal elements:

•	base salary;

•	short-term incentive compensation in the form of annual discretionary cash bonuses; and

•	long-term equity-based incentive compensation, in the form of stock options.

Base salary.

In determining our chief executive officer’s salary for 2007, the compensation committee considered the stage of our development in setting his base salary at approximately the 75th percentile of the comparable private companies surveyed in the Survey Report, after taking into account aging of the data. The compensation committee considered the 75th percentile to be appropriate because it believed that we were comparable to the upper end of the companies in the survey in terms of size, number and success in financing and in terms of a high level of performance for a company of our age. Based upon these considerations, our chief executive officer’s base salary for 2007 was fixed at $250,000.

In determining compensation for our other executive officers for 2007, our chief executive officer sought to set overall compensation that is competitive and commensurate with each officer’s experience. For existing executive officers, he sought to set overall compensation at approximately the 75th percentile of the private companies surveyed in the Report. For newly hired executive officers, each element of compensation as well as overall compensation was set at approximately the 50th percentile of the comparable companies surveyed in the Survey Report. However, this is not a strict formula, as individual compensation may vary based on individual industry experience and professional achievements as well as on individual negotiations with the executive officers who may have differing preferences for equity or cash compensation. Based upon these considerations, our chief executive officer fixed the 2007 base salary for our vice president of finance, Patricia Niu, at $120,000 and for our vice president of operations, Feiming Huang, at approximately $114,000. Mr. Huang’s salary, bonus and severance payments were fixed and paid in RMB.

Three additional executive officers joined us in 2007: in July 2007, Shang Hsiao became our chief financial officer with an annual base salary of $150,000; in February 2007, Patrick Chiumiento became our vice president of marketing and business development with an annual base salary of $180,000; and in July 2007, Gary O’Brien became our vice president of engineering with an annual base salary of $160,000.

As of April 29, 2008, our compensation committee had not yet determined whether to make any changes in the base salaries of our executive officers for 2008.

Discretionary annual bonus. In addition to base salaries, our executive officers are awarded discretionary annual bonuses that are intended to reward officers for achievement of profit and business goals and for achieving individual annual performance objectives. These objectives may vary depending on the individual executive officer, but relate generally to financial and operational targets.

For 2007, the compensation committee established a bonus plan focused on revenue, major account wins and introduction of new products to market with the weight of each element varying depending on the executive officer’s responsibilities. Bonus levels depended on each executive officer’s performance measured against specific performance objectives. Annual bonuses are paid in cash in an amount reviewed and approved by our board of directors, which has worked to determine the performance and operational criteria necessary for the award of such bonuses. The compensation committee retained discretion over the bonus plan and had the right to terminate it at any time.

Under the 2007 bonus plan, the target bonus payment any executive officer, with the exception of Dr. Zhao, could receive is measured as a fixed percentage of such executive officer’s salary based on whether the performance objectives were met. The actual bonus payment varies based on how well the executive officer achieved the pre-determined performance objectives, as determined by our compensation committee.

For 2007, the performance objectives for our chief executive officer included a target for increases in net sales over 2006 with increasing bonus amounts for every increment of one million dollars achieved above the target. For reaching the target of an approximately 46% increase in net sales over 2006, the bonus would be $8,000; approximately 54% increase in net sales, the bonus would be $17,000; approximately 62% increase in net sales, the bonus would be $31,000; approximately 69% increase in net sales, the bonus would be $49,000; approximately 77% increase in net sales, the bonus would be $70,000; approximately 85% increase in net sales, the bonus would be $90,000; approximately 92% increase in net sales, the bonus would be $108,000; approximately 100% increase in net sales, the bonus would be $129,000; approximately 108% increase in net sales, the bonus would be $155,000; and approximately 115% increase in net sales, the bonus would be $185,000. The additional incentives for our chief executive officer remained the same as in 2006, i.e., for each key account won, $10,000; for each new product developed and delivered, $20,000; and upon assembling the management team, $25,000. A key account is any new customer that contributes over $0.3 million in net sales.

For 2007, the compensation committee applied the same bonus plan as in 2006 for our vice president of operations and vice president of finance:

•

The performance objectives for our vice president of operations included surpassing a net income target by at least 5% for a bonus of a 2% of base salary and a 2% additional bonus for each incremental 5% increase, surpassing a net sales target at a pre-determined baseline of $12.0 million for a bonus of 5% of base salary for each $1 million increase above the baseline. In addition, maintaining 100% on-time order shipment as net sales increase, maintaining a customer return rate below 10 units per million units shipped and reducing costs by 10% were rewarded with a bonus of 5%, 5% and 10% of base salary, respectively. As a result of his resignation in December 2007, Mr. Huang did not qualify for a bonus under his 2007 incentive bonus plan. In January 2008, we entered into a Separation and Release Agreement with Mr Huang which provided, among other things, that we would pay him a bonus of RMB 220,000 Yuan for his work in 2007.

•

The performance objectives for our vice president of finance included reaching a net income target for a bonus of 8% of base salary and an additional 8% bonus for each incremental 10% increase. Maintaining internal financial control within target was rewarded with a 10% bonus of base salary.

•

The net income target for both of these vice presidents was $6.0 million before tax, charges associated with change in value of warrants in 2007 and extraordinary items. For both these vice presidents, the target bonus for 2007 was 30% of their base salary.

The compensation committee, with the recommendation of our chief executive officer, also established performance objectives for the new executive officers who joined in 2007:

•	Our chief financial officer would be eligible for a discretionary bonus of $50,000 upon the completion of preparations for our initial public offering.

•

The performance objectives for our vice president of engineering included reaching a net income target for a bonus of 2% of base salary and an additional 2% bonus for each incremental 10% increase in net income above the target, successful introduction and development of new product with a 10% bonus per product, and development and on-time introduction of technology platform with which to implement each new product with a 10% bonus per product.

•

The performance objectives for our vice president of marketing and business development included reaching a net income target for a bonus of 2% bonus of base salary and an additional 2% bonus for each incremental 5% increase in net income above the target, key partnership development with a 10% bonus per new relationship, and on-time introduction of new product with respect to product solution, strategic positioning and introduction to market with a 10% bonus for each new product. A key partnership is a relationship developed with a company that has leading-edge technology and solutions that would enhance our ability to penetrate new market segments or create new solutions for our customers.

•

The net income target for the vice president of engineering and the vice president of marketing and business development is $6.0 million before tax and extraordinary items in 2007. For both these vice presidents, the target bonus for 2007 was 30% of their base salary.

•

In addition to the foregoing, in his February 2007 offer letter, we agreed to pay Mr. Chiumiento, our vice president of marketing and business development, a guaranteed bonus of $10,000 after his first six months of employment, and in his July 2007 offer letter, we agreed to pay to Gary O’Brien, our vice president of engineering, a guaranteed bonus of $8,000 after his first six months of employment.

In March 2008, our compensation committee awarded to our executive officers cash bonuses for 2007, as follows:

•

our chief executive officer was awarded a bonus in the amount of $185,000, of which $90,000 was in recognition of our net sales growth in 2007, $20,000 was in recognition for new product introductions, $25,000 was in recognition for the hiring of our management team and $50,000 was in recognition of his efforts in preparing for our initial public offering in December 2007;

•	our chief financial officer was awarded a bonus in the amount of $50,000, in recognition of his efforts in preparing for our initial public offering;

•

our vice president of finance was awarded a bonus in the amount of $65,000, of which $50,000 was in recognition of her efforts in preparing for our initial public offering and $15,000 was in recognition her effort in maintaining internal control and reaching our net income target;

•

our vice president of engineering was awarded a bonus in the amount of $20,000, of which $8,000 was the guaranteed bonus provided for in his offer letter and $12,000 was a discretionary bonus in recognition of his contribution to our engineering and product development efforts in 2007; and

•

our vice president of marketing and business development was awarded a bonus in the amount of $30,000, of which $10,000 was the guaranteed bonus provided for in his offer letter and $20,000 was a discretionary bonus in recognition of his contribution to our marketing and business development efforts in 2007.

Long-term incentives. We believe that our current compensation structure is sufficient to align the interests of our executive officers with those of our stockholders and that long-term performance is achieved through an ownership culture that encourages performance by our named executive officers through the use of stock-based awards. We utilize stock options and restricted common stock to ensure that our named executive officers have a continuing stake in our long-term success. The board of directors has considered outstanding job performance, contributions to our company and achievement of certain performance objectives in granting past awards as well as the level of equity awards to employees of comparable companies included in the Survey Report.

In August 2007, we granted options to purchase an aggregate of 447,500 shares of common stock to approximately 100 employees. Of these, Mr. Huang received options for 100,000 shares and Ms. Niu received options for 50,000 shares, which will vest 25% at each anniversary of grant at an exercise price of $7.64 per share. These awards were determined by our board of directors, based on recommendations from Dr. Zhao. Mr. Huang resigned from our employment, effective in January 2008, and the options granted to him in August 2007 will not vest.

In October 2007, we also granted Dr. Zhao an option award of 250,000 shares, which will vest in equal installments over four years and an additional performance-based option award of 250,000 shares, each at an exercise price of $11.70 per share. The performance-based options vest based on the following terms and conditions: (i) vesting as to any shares would be contingent upon the completion of our initial public offering, and (ii) 62,500 shares would vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (iii) an additional 62,500 shares would vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (iv) an additional 62,500 shares would vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisition; and (v) an additional 62,500 shares would vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions. Irrespective of the above terms and conditions, the options shall vest fully on the eighth anniversary of the grant date.

Dr. Zhao’s grant was determined by our board of directors with input from the compensation committee regarding chief executive officer share ownership as compared with the private companies surveyed in the Survey Report. Assuming that the total 500,000 options granted fully vests, Dr. Zhao’s equity ownership based on our shares outstanding at September 30, 2007 would be within the median range of the CEO founders of companies in the Survey Report. Dr. Zhao would hold about 13% of the Company’s equity, whereas the median range of equity holdings for CEO founders was 10% to 18.6%.

We also granted stock options to each of the three executive officers who joined us in 2007. On February 5, 2007, we granted Mr. Chiumiento stock options to purchase 110,000 shares of our common stock at an exercise price of $1.54 per share. On July 12, 2007, we granted Mr. Hsiao stock options to purchase 275,000 shares of our common stock at an exercise price of $4.88 per share. On July 26, 2007, we granted Mr. O’Brien stock options to purchase 55,000 shares of our common stock at an exercise price of $4.88 per share. For new hires such as Messrs. O’Brien, Hsiao and Chiumiento, equity awards were commensurate with individual experience, but were also subject to individual negotiation. The amount of each grant took into account current executive officers and the specific number of shares and their value at the time of grant required to recruit each individual. Prior to the offering, Dr. Zhao recommended to the compensation committee the amount of equity grants to the named executive officers, with the exception of himself. The compensation committee considers his recommendation and the above considerations in awarding each equity grant. At the time of these grants, the exercise prices were determined by our board of directors based on an estimate of the fair value of our common stock. Subsequent to the grants, and in connection with the preparation of our consolidated financial statements for 2007, we obtained from an independent third party specialist retrospective valuation reports as to the fair value of our common stock. Based upon these reports, we determined the fair value of our common stock to be $6.84 at the time of the option grants in July 2007 and $3.22 at the time of the option grants in February 2007. As a result of this determination, we modified the exercise prices of these options, with the consent of the option holders, to increase their respective exercise prices to the reported fair values of our common stock at the time of grant.

Other compensation and benefits. We maintain employment benefits that are provided to certain full-time employees, including health insurance, housing, gasoline mileage reimbursements, retirement savings and 401(k) plan, short and/or long-term disability insurance, group and supplemental life insurance. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at our peer group of companies, companies of similar size, industry, comparability of labor markets and product offering, market capitalization, research and development investment, financial performance, and stage of development.

Executive Compensation

2007 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer, our chief financial officer, and our three other most highly compensated officer for the year ended December 31, 2007. These executive officers are referred to as the “named executive officers” elsewhere in this annual report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1)	All Other Compensation ($)		Total ($)

Yang Zhao President and Chief Executive Officer	2007	$250,000	$185,000	$186,206	$66,782	(2)	$687,988
	2006	200,000	165,000	—	84,960	(2)	449,960

Shang Hsiao(4) Chief Financial Officer	2007	72,115	50,000	144,001	—		266,116

Feiming Huang(3)(4) Former Vice President - Operations	2007	124,399	29,091	19,339	116,365	(5)	289,194
	2006	109,572	27,393	—			136,965

Patricia Niu Vice President - Finance	2007	123,692	65,000	39,012	—		227,705
	2006	103,966	16,016	2,114	—		122,096

Patrick Chiumiento(6) Vice President - Marketing and Business Development	2007	162,692	30,000	59,842	—		252,535

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. The amounts shown represent expense recognized in our 2007 and 2006 consolidated financial statements in accordance with SFAS 123(R), except that we have disregarded any estimate of future forfeitures related to service-based vesting conditions with respect to such option awards. Except for the forfeiture of stock options to purchase 100,000 shares of our common stock held by our former vice president – operations, Feiming Huang, there were no actual forfeitures of stock options by any named executive officer in 2007. The other assumptions used to calculate the expense amounts shown for stock options granted in 2006 and 2007 are described in Note 10 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 14, 2008.

(2)

Reflects the partial forgiveness of a stockholder loan and accrued interest and income tax gross-up. In March 2001, we extended a loan of $200,000 to Dr. Zhao for the purchase of 200,000 of our restricted stock. We forgave the principal amount of this loan in four annual installments of $50,000. Accrued interest of $41,972 was forgiven in June 2007.

(3)	Mr. Huang resigned as our vice president – operations in December 2007.
(4)

Mr. Huang’s salary, bonus and severance payments were paid in RMB. For purposes of this table, amounts paid in RMB are translated to United States dollars at the weighted average exchange rate for the period in which the payment occurred, consistent with the manner in which we report our compensation in our consolidated financial statements.

(5)	Represents severance payments made to Mr. Huang upon his resignation which became effective in January 2008.
(6)	Mr. Chiumiento became our vice president – marketing and business development in February 2007.

Grants of plan-based awards in 2007. The following table provides information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Yang Zhao	10/03/2007	500,000	$11.70	$3,360,658

Shang Hsiao	7/12/2007	275,000	6.84	1,147,929

Feiming Huang(1)	8/22/2007	100,000	7.64	464,129

Patricia Niu	8/22/2007	50,000	7.64	232,064

Patrick Chiumiento	2/5/2007	110,000	3.22	261,130

(1)	No portion of this option will vest, as a result of Mr. Huang’s resignation from our employment.

Outstanding equity awards at December 31, 2007. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Yang Zhao	—	46,250	(2)	$0.30	01/01/2015
	—	500,000	(3)	$11.70	10/02/2017

Shang Hsiao	—	275,000	(4)	6.84	07/12/2017

Feiming Huang(5)	50,000	—		0.30	12/15/2013

Patricia Niu	3,750	6,250	(6)	0.30	09/08/2014
	6,250	18,750	(7)	1.54	11/09/2016
	—	50,000	(8)	7.64	08/22/2017

Patrick Chiumiento	—	110,000	(9)	1.54	02/05/2017

(1)

With the exception of Dr. Zhao’s option expiring on October 2, 2017, all option awards disclosed in this table vest as to 25% of the maximum number of shares issuable pursuant to such award on the first anniversary of the vesting start date, as set by our board of directors, and vest as to an additional 25% of the shares on each subsequent anniversary of the vesting start date, such that each option will be fully vested on the fourth anniversary of the vesting start date.

(2)	Granted pursuant to our 2000 Omnibus Stock Plan on February 10, 2005 with a vesting start date of January 1, 2005.
(3)

Granted pursuant to our 2007 Stock Incentive Plan on October 2, 2007. 250,000 shares vest in equal installments over four years. The additional 250,000 shares vest according to the following performance-based criteria: (i) 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (ii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (iii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisition; and (iv) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions. Irrespective of the above terms and conditions, the options shall vest fully on the eighth anniversary of the grant date.

(4)	Granted pursuant to our 2007 Stock Incentive Plan on July 12, 2007 with a vesting start date of July 12, 2007.
(5)	Pursuant to the terms of Mr. Huang’s option agreement, any unexercised options held by Mr. Huang shall expire 180 days after Mr. Huang’s resignation from our employment.
(6)	Granted pursuant to our 2000 Omnibus Stock Plan on October 15, 2004 with a vesting start date of September 8, 2004.
(7)	Granted pursuant to our 2000 Omnibus Stock Plan on November 9, 2006 with a vesting start date of November 9, 2006.
(8)	Granted pursuant to our 2007 Stock Incentive Plan on August 22, 2007 with a vesting start date of August 22, 2007.
(9)	Granted pursuant to our 2000 Omnibus Stock Plan on February 5, 2007 with a vesting start date of February 5, 2007.

Exercise of Stock Options and Stock Vested During 2007. No restricted stock was held by any named executive officer in 2007. The following table set forth the stock options exercised by our named executive officers during the year ended December 31, 2007:

	Option awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)(1)
Yang Zhao	46,250	$157,250

Shang Hsiao	—	—

Feiming Huang	230,000	671,600
	100,000	664,000

Patricia Niu	10,000	29,200
	20,000	462,000

Patrick Chiumiento	—	—

(1)

All exercises occurred prior to our initial public offering. The value realized on exercise is equal to the fair value of our common stock on the date of exercise, as determined by our board of directors, less the exercise price of the stock option exercised, multiplied by the number of shares acquired on exercise.

Pension Benefits for 2007.

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2007.

Nonqualified Deferred Compensation for 2007.

Our named executive officers did not earn nonqualified deferred compensation from us during the year ended December 31, 2007.

Employment arrangements with named executive officers

We have not entered into employment agreements with our named executive officers. The terms of employment are provided for in our offer letters to the officers, which are described as follows:

Shang Hsiao. In July 2007, we offered Mr. Hsiao the position of chief financial officer. The offer letter provided that Mr. Hsiao would receive an annual base salary of $150,000 and would be eligible to receive stock option to purchase 275,000 shares of common stock at an exercise price determined as of the date of the grant. Mr. Hsiao is also eligible to participate in our general employee benefit plans. Mr. Hsiao is employed “at-will” as the offer does not provide for any specific length of employment. The offer included non-disclosure, non-competition and non-solicitation provisions.

Feiming Huang. In June 1999, we offered Mr. Huang the position of vice president in charge of our China manufacturing operations. Mr. Huang’s compensation consisted of an annual salary, as amended, equal to approximately $114,000 per year plus discretionary bonus, payable in RMB, and an equity ownership of two percent of our company based on the valuation of our company immediately prior to the venture capital financing at the time. Mr. Huang’s equity award took the form of stock options that fully vested in equal installments over a period of four years. On December 24, 2007, Mr. Huang notified us of his intention to resign as our vice president and general manager. We accepted Mr. Huang’s resignation on January 3, 2008, at which time we entered into a Separation and Release Agreement with him under which he will provide consulting services to us until June 24, 2008 and we agreed that we would pay him a bonus of RMB 220,000 Yuan for his work in 2007 together with severance payments and other compensation in the aggregate amount of approximately RMB 1.1 million Yuan.

Patrick Chiumiento. In February 2007, we offered Mr. Chiumiento the position of vice president of marketing and business development. The offer letter provided that Mr. Chiumiento would receive an annual salary of $180,000 with a guaranteed bonus of $10,000 after six months of service. Mr. Chiumiento would be eligible for performance bonuses based on satisfying specific objectives and our financial performance as well as for stock option to purchase 110,000 shares of common stock at an exercise price determined as of the date of the grant. The stock option vests over four years in equal shares at each anniversary of employment. Mr. Chiumiento is also eligible to participate in our general employee benefit plans. Mr. Chiumiento is employed “at-will” as the offer does not provide for any specific length of employment. The offer included non-disclosure, non-competition and non-solicitation provisions.

Patricia Niu. In August 2003, we offered Ms. Niu the position of controller. Currently, Ms. Niu serves as our vice president of finance. We have granted Ms. Niu stock options to purchase up to an aggregate of 75,000 shares of common stock at an exercise price determined as of the date of the grant. The stock option vests over four years in equal shares at each anniversary of employment. Ms. Niu is also eligible to participate in our general employee benefit plans. Ms. Niu is employed “at-will” as the offer does not provide for any specific length of employment. The offer included non-disclosure, non-competition and non-solicitation provisions.

Compensation Committee Interlocks and Insider Participation

No member of our board of directors or our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee has ever been an executive officer or employee of our company.

Compensation Committee Report

The compensation committee of our board of directors hereby reports as follows:

1. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis section contained in this Amendment No. 1 to our Annual Report on Form 10-K/A with management.

2. Based on the review and discussions referred to in paragraph (1) above, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

The foregoing report is provided by the undersigned members of the compensation committee.

Roger Blethen, Chair
David Yang
Paul M. Zavracky

The foregoing Compensation Committee Report shall not be deemed to be soliciting material or filed or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate it by reference into such filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 23, 2008, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 23, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

Each stockholder’s percentage ownership before the offering is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is based on 23,629,100 shares of our common stock outstanding as of April 23, 2008. The table below assumes no exercise of stock options outstanding at April 23, 2008 to purchase shares of our common stock. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options or warrants exercisable within 60 days of the date of the table.

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares Outstanding		Right to Acquire	Total	% of Outstanding
5% Stockholders
Celtic House Venture Partners Fund IIA LP 303 Terry Fox Drive, Suite 120 Ottawa, Ontario K2K3J1	2,951,555		—	2,951,555	12.5%
Still River Fund II, LP 1601 Trapelo Road Waltham, Massachusetts 02451	2,878,107		—	2,878,107	12.2%
Entities Affiliated with InveStar Capital, Inc. 333 W. San Carlos Street San Jose, California 95110	2,508,014		—	2,508,014	10.6%
Mazama Capital Management, Inc.(2) One SW Columbia, Suite 1860 Portland, Oregon 97258	1,424,800		—	1,424,800	6.0%

Named Executive Officers
Yang Zhao	1,545,750	(3)	23,125	1,568,875	6.6%
Feiming Huang	345,000		50,000	395,000	1.7%
Patricia Niu	40,000		10,000	50,000	*
Patrick Chiumiento	—		27,500	27,500	*
Shang Hsaio	—		—	—	*

Directors
Michael Tung	2,508,014	(4)	—	2,508,014	10.6%
David Yang	925,000	(5)	—	925,000	3.9%
Paul M. Zavracky	—		99,750	99,750	*
Roger Blethen	—		56,250	56,250	*
All current directors and executive officers as a group (9 persons)	5,363,764		266,625	5,630,389	23.6%

*	Less than 1.0%
(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting power or investment power with respect to securities. All options exercisable into shares within 60 days following April 23, 2008 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned by such person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

(2)	Based solely upon the Schedule 13G of Mazama Capital Management, Inc. filed with the SEC on February 8, 2008, with respect to common stock owned as of that date.
(3)

Includes 300,000 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity Trust; and 750,000 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Grantor Retained Annuity Trust FBO Naifeng Yang; 205,000 shares of common stock given to Amy Chen; 249,500 shares of common stock held by Dr. Zhao; 200,000 shares of restricted stock award; and 46,250 shares of stock issued upon the exercise of vested options.

(4)

Includes 1,363,500 shares held by InveStar Semiconductor Development Fund, Inc., and 1,144,514 shares held by InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds.” InveStar Capital, Inc., a Cayman Islands limited liability company, acts as investment manager of InveStar Funds and exercises investment control over the shares held by such entities. In addition, Michael Tung is the chief financial officer and managing partner of InveStar Capital, Inc. InveStar Capital, Inc. and Mr. Tung may be deemed to beneficially own the shares held by InveStar Funds and each disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. TSMC International Investment Ltd. holds a 97.08% interest in the InveStar Funds.

(5)

Includes 462,500 shares held by Asia Pacific Genesis Venture Capital Fund, L.P., 128,000 shares held by C&D Capital Corp., 113,500 shares held by Global Vision Venture Capital Co., Ltd., 62,500 shares held by Asia Pacific Century Venture Capital LTD, 47,500 shares held by China Power Venture Capital Co., Ltd., 26,500 shares held by Nien Hsing International (Bermuda) Ltd., 21,500 shares held by Asiagroup Worldwide Limited, 17,500 shares held by STAR Pacific Worldwide Limited, 16,500 shares held by A&D Capital Corp., 16,500 shares held by J&D Capital Corp., and 12,500 shares held by CAM-CID Asia Pacific Investment Corp. The CID Group and its affiliates have entered into investment management agreements to manage the investment direction of the funds. Steven Chang, managing partner of The CID Group, and David Yang, a partner of The CID Group, shares voting and dispositive power over shares held by these entities. Messrs. Chang and Yang disclaims beneficial interest in all shares except to the extent of each person’s pecuniary interest therein.

Equity Compensation Plan Information

We have one equity compensation plan under which shares are currently authorized for issuance, our 2007 Stock Incentive Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. Both of our equity compensation plans were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2007 under our equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,983,293	$5.99	1,302,850	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,983,293	$5.99	1,302,850

(1)

Excludes a maximum of 1,500,000 additional shares which may become issuable under our 2007 Stock Incentive Plan pursuant to evergreen provisions approved by our stockholders on November 9, 2007, which provide that, on each of the first five anniversaries of the adoption of the 2007 Incentive Plan the shares available for the future grant of awards under the plan shall be increased by the lesser of (i) 300,000 shares and (ii) an amount determined by the board of directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Policies and Procedures

Our policies and procedures for related party transactions are contained in our code of conduct and our audit committee charter.

Our code of conduct requires all of our employees, officers and directors to report to our chief executive officer any significant related-party transaction that he or she believes exists or might occur. These related-party transactions include those between our company and: (i) family members or friends of an employee, officer or director; (ii) an organization for which the employee, officer or director currently or has in the past five years served as an officer, director, trustee or partner; (iii) an organization in which the employee, officer or director has a financial interest, other than an investment of less than 1% of the outstanding shares of a publicly-held company; and (iv) any individual or organization with whom the employee, officer or director is negotiating, or with whom he or she has an arrangement, concerning prospective employment.

Our audit committee charter provides the committee with the responsibility to review, and the authority to approve or disapprove, any transaction between our company and any (i) of our directors or executive officers; (ii) nominee for election as a director; (iii) person known to our company to own more than 5% of any class of our voting securities; (iv) member of the immediate family of any such person, if such transaction is required to be disclosed under the related-party transactions rules of the SEC.

We adopted our code of conduct and audit committee charter in August 2007. The transactions described below were entered into prior to the adoption of our code of conduct and audit committee charter and accordingly, were not subject to this procedure.

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2007 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Stockholders’ Loans

In March 2001, we made a loan of $200,000 to Dr. Zhao, our founder, for the purchase of 200,000 shares of our restricted stock. The loan bore interest at an annual rate of 5.07% and was secured by the restricted shares granted to him. We recorded a deferred compensation expense in connection with this transaction and amortized such expense over a four year period. The accrual of this interest has been recorded as reduction to stockholders’ deficit. The principal was forgiven in four annual installments of $50,000 and the accrued interest of $41,972 was forgiven in June 2007.

Relationship with InveStar and TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 12.6% of our common stock on a fully diluted and as-converted basis. TSMC, our largest third-party supplier, has historically supplied substantially all the wafers required in our manufacturing process. In 2004, 2005, 2006 and 2007, we purchased an aggregate of $ 8.9 million in wafers from TSMC. TSMC holds in the aggregate a 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Mr. Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 14.	Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2007 and 2006:

	Fees
Fee category	2007	2006
Audit fees	$1,600,000	$45,000
Audit-related fees	—	—
Tax fees	12,500	12,650
All other fees	—	93,751

Total Fees	$1,612,500	$151,401

Audit fees. Audit fees represent fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements and related expenses. The fee of $1,600,000 disclosed for 2007 above includes $1,200,000 related to services in connection with our initial public offering in 2007.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements, including consultation on accounting standards or accounting for specific transactions.

Tax fees. Tax fees represent fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning and related expenses. These services include assistance with the preparation of federal, state, and foreign income tax returns.

All other fees. All other fees represent fees for products and services provided by Ernst & Young LLP, other than those disclosed above.

Pre-Approval Policies and Procedures

Historically, our audit committee has approved each engagement for audit or non-audit services before we engage Ernst & Young LLP to provide those services. All audit and non-audit services required specific pre-approval by the audit committee.

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide any specified services without audit committee pre-approval of the engagement for those services. All of the services provided by Ernst & Young LLP during 2007 were individually pre-approved on a case by case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Exhibits

The following exhibits are included in this Amendment No. 1 to our Annual Report on Form 10-K:

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Underwriting Agreement dated December 13, 2007.		8-K	December 19, 2007	10.1

10.2	Technology License Agreement, dated March 3, 1999 between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.3	License Agreement, dated December 1, 1998 between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	Distributor Agreement, dated January 5, 2005 between the Registrant and World Peace Industrial Co., Ltd.		S-1	September 28, 2007	10.3A

10.5	Amended and Restated Distributor Agreement, dated August 30, 2007 between the Registrant and World Peace Industrial Co., Ltd.		S-1	September 28, 2007	10.3B

10.6	Offer letter for Shang Hsiao, dated July 1, 2007.		S-1	September 28, 2007	10.4

10.7	Offer letter for Gary O’Brien, dated June 22, 2007.		S-1	September 28, 2007	10.5

10.8	Offer letter for Patrick Chiumiento, dated January 23, 2007.		S-1	September 28, 2007	10.6
10.9	Offer letter for Patricia Niu, dated August 14, 2003.		S-1	September 28, 2007	10.7
10.10	Offer letter for Feiming Huang, dated June 28, 1999.		S-1	September 28, 2007	10.8
10.11	MEMSIC, Inc. 2000 Omnibus Stock Plan.		S-1	September 28, 2007	10.9
10.12	MEMSIC, Inc. 2007 Stock Incentive Plan.		S-1	September 28, 2007	10.10
10.13	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees.		S-1	November 21, 2007	10.12
10.14	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant		S-1	November 21, 2007	10.13
10.15	Form of Senior Executive Change in Control Agreement.		S-1	September 28, 2007	10.11
21.1	List of subsidiaries.		S-1	September 28, 2007	21
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 29, 2008.

MEMSIC, INC.
(Registrant)

By:	/s/ Yang Zhao
Yang Zhao
Chief Executive Officer
and President