Form 10-Q
period 2008-03-31
MEMSIC Inc
filed 2008-05-14
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33813

MEMSIC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3457049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tech Drive, Suite 325 Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

(978) 738-0900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.00001 per share, of the registrant outstanding as of March 31, 2008 was 23,629,100.

MEMSIC, Inc.

FORM 10-Q, MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MEMSIC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$53,640,813	$20,708,794
Short-term investments	3,000,000	46,925,000
Accounts receivables, net of allowance for doubtful accounts of $8,503 as of March 31, 2008 and December 31, 2007	5,264,033	5,917,457
Inventories	6,236,752	5,614,050
Deferred taxes	523,004	497,408
Other assets	1,632,101	1,090,513

Total current assets	70,296,703	80,753,222

Property and equipment, net	9,795,115	7,677,774
Long-term investments	17,750,000	—
Other assets	475,956	420,568

Total assets	$98,317,774	$88,851,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,086,656	$2,224,349
Accrued expenses	1,396,193	2,189,583
Note payable	1,000,000	1,000,000

Total current liabilities	4,482,849	5,413,932

Stockholders’ equity
Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,629,100 and 22,768,600 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	236	228
Additional paid-in capital	95,266,054	87,176,262
Accumulated other comprehensive income	1,834,070	1,063,747
Accumulated deficit	(3,265,435)	(4,802,605)

Total stockholders’ equity	93,834,925	83,437,632

Total liabilities and stockholders’ equity	$98,317,774	$88,851,564

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$6,258,228	$4,315,739
Cost of goods sold	2,721,037	1,393,100

Gross profit	3,537,191	2,922,639

Operating expenses:
Research and development	780,601	682,831
Sales and marketing	712,097	568,640
General and administrative	1,293,526	648,629

Total operating expenses	2,786,224	1,900,100

Operating income	750,967	1,022,539

Other income (expense):
Interest and dividend income	712,519	148,828
Interest expense	(15,614)	—
Other, net	103,920	—

Total other income (expense)	800,825	148,828

Earnings before income taxes	1,551,792	1,171,367
Provision for income taxes	14,622	392,433

Net income	$1,537,170	$778,934

Net income available to common stockholders:
Basic	$1,537,170	$52,055

Diluted	$1,537,170	$66,266

Net income per common share:
Basic	$0.07	$0.02

Diluted	$0.06	$0.02

Weighted average shares outstanding used in calculating net income per common share:
Basic	23,491,990	2,344,687

Diluted	23,769,511	3,128,619

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,537,170	$778,934
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	391,508	169,641
Stock compensation expense	338,530	57,357
Excess tax benefit from stock-based compensation arrangement	(88,721)	—
Deferred income taxes	(25,442)	196,900
Changes in assets and liabilities:
Accounts receivable	667,848	296,122
Inventories	(395,885)	(962,412)
Other assets	(439,979)	(474,317)
Accounts payable and accrued expenses	(987,597)	(79,533)
Deferred revenue	—	(577)

Net cash provided by (used in) operating activities	997,432	(17,885)

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	(18,700,000)	(600,000)
Proceeds from sale of short-term investments	44,875,000	—
Purchase of property and equipment	(2,284,576)	(1,124,842)
Decrease in restricted cash	—	190,501

Net cash provided by (used in) investing activities	23,890,424	(1,534,341)

Cash flows provided by financing activities:
Proceeds from exercise of underwriters’ over-allotment option to purchase Common Stock, net of offering costs of $591,100	7,638,900	—
Proceeds from exercise of options to purchase common stock	23,649	78,000
Excess tax benefit from stock-based compensation arrangement	88,721	—
Collection of stockholder loans receivable	—	4,000

Net cash provided by financing activities	7,751,270	82,000

Effect of exchange rate changes on cash and cash equivalents	292,893	14,994

Net increase (decrease) in cash and cash equivalents	32,932,019	(1,455,231)
Cash and cash equivalents—beginning of period	20,708,794	7,141,813

Cash and cash equivalents—end of period	$53,640,813	$5,686,582

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited, Condensed Consolidated Financial Statements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of MEMSIC, Inc. and MEMSIC Semiconductor. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with the management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Use of Estimates

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

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At March 31, 2008 and December 31, 2007, the underlying currency for approximately 26.3% and 19.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.

Net Income per Common Share

Basic net income per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

As of December 19, 2007, the effective date of the Company’s IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of common stock. For the period prior to December 19, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share as clarified by Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share, or EPS, as originally prescribed in SFAS No. 128. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to convertible preferred stockholders based on dividend participation rights under the Company’s Certificate of Incorporation and then to convertible preferred and common stockholders based on ownership interests. Net losses are not allocated to convertible preferred stockholders.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $0 in the first quarter of 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from the sale of its product to its customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) the Company’s products have been shipped and risk of loss has passed to the customer; (iii) the Company has completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which the Company is entitled is fixed or determinable; and (v) the Company believes it is probable that it will be able to collect the amount due from the customer based upon an evaluation of the customer’s creditworthiness. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations, when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

The Company sells its products to distributors as well as to end customers. Sales to distributors account for a significant amount of the Company’s revenue. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. Accordingly, the Company follows the provisions of SFAS No. 48, “Revenue

Recognition When Right of Return Exists.” SFAS No. 48 includes the following criteria for recognition of sales to distributors: (i) the selling price to the distributor is fixed or determinable at the date of shipment; (ii) the distributor’s obligation to pay the selling price is not contingent on resale of the product; (iii) the Company’s product has been shipped and risk of loss has passed to the distributor; (iv) it is probable that the amount due from the distributor will be collected; (v) the Company does not have significant future obligations to directly assist in the distributor’s resale of the product; and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, the Company recognizes revenue upon shipment to the distributor and estimates returns based on historical sales returns.

The Company has a significant distributor for which the criteria under SFAS No. 48 had not been met for periods prior to August 30, 2007. Based on the early stage of the relationship with this distributor and its size, the Company was unable to make a reasonable estimate of future returns. Therefore, the Company deferred recognition of revenue and related product costs associated with sales to this distributor until the product was shipped to the distributor’s end customers. Deferred revenue at March 31, 2007 and December 31, 2006 amounted to $1.1 million. On August 30, 2007, the Company amended the agreement with the distributor to allow for returns only upon the Company’s approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and the Company recognizes revenue upon shipment to this distributor for all shipments made on or after August 30, 2007 based on shipments to this distributor. For all shipments through this distributor made prior to August 30, 2007, the Company continued to recognize its revenue upon shipments to the end customers. At December 31, 2007, all such shipments made to this distributor prior to August 30, 2007 had been sold by this distributor to end customers and therefore, there was no remaining deferred revenue at that date.

The Company may from time to time enter into contracts with customers, particularly in China, that provide for payment terms that are more extended than are typical in the Company’s arrangements with customers in the United States. The Company considers such extended payment terms and, where applicable, the customer’s past compliance with such terms, in determining, for revenue recognition purposes, whether it is probable that the amount due from the customer will be collected.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which required that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value.

Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (SFAS 141R). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 was effective for the Company on January 1, 2008. The adoption of the provisions of SFAS 159 did not have any impact on the Company’s financial position and results of operations.

3. INVESTMENTS

Investments held by the Company at March 31, 2008 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have high credit quality ratings of at least AAA/Aaa and contractual maturities of greater than 10 years.

These investments are carried at fair value, with the unrealized gains and losses, if any, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as short-term investments are included in interest and dividend income. Quarterly, management reviews the valuation of short-term investments and considers whether any decline in value is deemed to be other than a temporary decline.

At March 31, 2008, the Company classified $3.0 million of ARS as current based upon its expectation that the ARS would be redeemed. Such redemption subsequently occurred on April 28, 2008.

At March 31, 2008, the Company has classified the remaining $17.7 million of ARS as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions during the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

Fair Value Measurement

The Company adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3:	Unobservable inputs for which there is little or no market data and which require the Company to develop the Company’s own assumptions about how market participants would price the assets or liabilities

The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying Amount as of March 31, 2008	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$20,750			$20,750	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$—
Additions	$—
Transfers to Level 3	$20,750
Gains and losses:
Reported in earnings	$—
Reported in other comprehensive income	$—
Balance at March 31, 2008	$20,750

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest on those investments involved in failed auctions at the specified contractual rate, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2008.

The Company therefore estimated the fair value of these securities at March 31, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 15 months. Based on the Company’s internal modeling and the value provided by the broker, the Company concluded that the fair value of the auction rate securities approximated the par value as of March 31, 2008.

The Company has also concluded that no other-than-temporary impairment losses on the Company’s auction rate securities occurred in the three months ended March 31, 2008. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs.

The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$1,553,697	$1,200,179
Work in process	2,856,762	2,674,165
Finished goods	1,826,293	1,739,706

Total	$6,236,752	$5,614,050

5. STOCK BASED COMPENSATION

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

On August 22, 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”), under which up to 3,000,000 shares of the Company’s common stock may become available for issuance. At the adoption date, 1,526,425 shares were reserved for issuance. The reserved amount will increase by 300,000 shares at each of the five anniversaries of the adoption date, for a maximum of 3,000,000 shares issuable under the 2007 Plan.

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three months ended March 31, 2008 and 2007 were $4.41 and $2.43, respectively, utilizing the following assumptions:

	Three Months Ended March 31,
	2008	2007
Volatility	64%	65%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	2.5%-3.3%	4.5%-4.8%
Forfeitures	22%	26%

As there was no public market for the Company’s common stock prior to the Company’s IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in our consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the three months ended March 31, 2008 is as follows:

Activity	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding options at December 31, 2007	1,983,293	$5.99
Granted	124,350	7.88
Exercised	(37,500)	0.63		$250,275
Cancelled	(31,525)	2.47

Outstanding options at March 31, 2008	2,038,618	6.26	8.7	3,475,203

Exercisable options at March 31, 2008	353,999	0.59	6.2	1,917,023

Options available for grant at March 31, 2008	1,152,325

For the three months ended March 31, 2008 and 2007, the Company recorded expense of $338,530 and $57,357, respectively, in connection with share-based awards. At March 31, 2008, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $5,103,000.

The intrinsic value (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2008 was $250,275. The total fair value of options vested during the three months ended March 31, 2008 was approximately $191,000.

The following table summarizes stock-based compensation expense related to employee and director stock options, and consultant stock options for the three months ended March 31, 2008 and 2007, which were allocated as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$63,913	$13,353
Selling and marketing	47,986	12,783
General and administrative	226,631	31,221

Total stock-based compensation	$338,530	$57,357

6. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three months ended March 31, 2008 and 2007, comprehensive income is the sum of net income and the foreign currency translation adjustment, as follows:

	For the Three Months Ended March 31,
	2008	2007
Net income	$1,537,170	$778,934
Other comprehensive income:
Foreign currency translation adjustment	770,323	75,571

Total comprehensive income	$2,307,493	$854,505

7. COMMON STOCK

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

In December 2007, the Company completed its initial public offering of 6,000,000 shares of its common stock at a price to the public of $10.00 per share. The Company raised a total of $52.6 million in net proceeds after deducting underwriting discounts and offering expenses. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 14,060,818 shares of common stock. The holders of the Company’s common stock, including common stock issued in this offering, are entitled to one vote for each share held. In January 2008, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise.

At March 31, 2008, 23,629,100 shares of the Company’s common stock were outstanding. The Company has reserved 3,190,943 shares for the issuance of stock options outstanding and available to grant under its stock option plans.

8. NET INCOME PER COMMON SHARE

The following table provides the calculation of the basic and diluted income per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$1,537,170	$778,934

Allocation of net income:
Basic:
Accretion of preferred stock	$—	$417,739
Undistributed net income allocated to preferred stockholders	—	309,140

Net income available to preferred stockholders	—	726,879

Net income available to common stockholders	$1,537,170	$52,055

Net income	$1,537,170	$778,934

Diluted:
Accretion of preferred stock	$—	$417,739
Undistributed net income allocated to preferred stockholders	—	294,929

Net income available to preferred stockholders	—	712,668

Net income available to common stockholders	1,537,170	66,266

Net income	$1,537,170	$778,934

Denominator:
Basic weighted average shares	23,491,990	2,344,687
Dilutive effect of common stock equivalents	277,521	783,932

Dilutive weighted average shares	23,769,511	3,128,619

Calculation of Net Income Per Common Share:
Basic
Net income available to common stockholders	$1,537,170	$52,055

Weighted average shares outstanding	23,491,990	2,344,687

Net income per common share	$0.07	$0.02

Diluted
Net income available to common stockholders	$1,537,170	$66,266

Weighted average shares outstanding	23,769,511	3,128,619

Net income per common share	$0.06	$0.02

During the three months ended March 31, 2008, the Company had 0.9 million dilutive potential common shares in the form of stock options, which were not included in the computation of net income per diluted share because these stock options would be antidilutive.

9. SEGMENT INFORMATION

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

Revenues by geographical region are as follows:

	Three Months Ended March 31,
	2008	2007
Asia (excluding Japan)	$3,439,511	$2,121,833
Europe	388,197	248,589
Japan	898,176	834,681
North America	1,529,101	1,108,608
Other	3,243	2,028

Total	$6,258,228	$4,315,739

Revenues by product application are as follows:

	Three Months Ended March 31,
	2008	2007
Mobile phone	$1,008,525	$1,743,974
Consumer related	3,417,110	1,075,122
Automotive	1,445,275	1,035,163
Industrial/other	387,318	461,480

Total	$6,258,228	$4,315,739

Total assets by geographical region are as follows:

	March 31, 2008	December 31, 2007
United States	$72,474,986	$71,469,309
China	25,842,788	17,382,255

Total	$98,317,774	$88,851,564

9. SUBSEQUENT EVENT

In April 2008, the Company’s board of director approved an intercompany loan of $14 million from Memsic to MEMSIC Semiconductor to fund MEMSIC Semiconductor’s construction of a new manufacturing facility and working capital. The intercompany loan bears 2% interest and is due and repayable 12 months from the borrowing date unless demanded earlier by the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have experienced significant growth since our products were first commercialized in 2001. We shipped more than 33 million units of accelerometers from 2004 through March 31, 2008. In 2007, 2006, and 2005, our net sales totaled $25.3 million, $13.1 million and $9.1 million, respectively. The increases in our unit sales volume and sales revenue during this period were primarily attributable to increases in the sale of our products for mobile phone applications and automotive applications. We expect sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect to begin commercial sales of our first non-accelerometer products, including magnetic sensors, flow sensors and touch sensors in 2008. In March 2008, we announced that we had been selected as the supplier for the “Waving 2008” electronic torch project and MEMSIC Semiconductor shipped the first order of the printed circuit boards incorporating our accelerometers for this project during the first quarter of 2008.

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

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with Staff Accounting Bulletin No. 104 and Statement of Financial Accounting Standards No. 48, or SFAS 48. While the Company sells its products to distributors as well as end customers, sales to distributors account for a significant amount of the total revenue. Prior to August 30, 2007, we deferred recognition of sales to a major distributor, World Peace Industrial

Co., Ltd., or WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 55.3 % of our revenue in 2007 and 34.6% of our revenue in 2006. On August 30, 2007, we amended the distributor agreement with WPI to allow returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and we have recognized revenue upon shipment to WPI for all shipments subsequent to this date. For all shipments to WPI made prior to August 30, 2007, we continued to recognize our revenue upon shipments to its OEM and ODM customers.

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. The significant increases in our net sales have been primarily attributable to the increases in the unit volumes of our products, particularly those for mobile phone and automotive applications. The average selling prices of our products generally decline over time and are primarily affected by a combination of the following factors:

•

the semiconductor market is highly competitive, and as a result, the average selling prices of particular products generally experience rapid declines over the course of their respective product and technology life cycles. This trend has been particularly evident recently in the market for mobile phone applications. We seek to mitigate the impact of this trend on our business by continuing to rapidly design, develop and sell new generations of products with additional functionalities to replace older generation products;

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

•	we occasionally grant discounts or modified payment terms to our large customers or OEM and ODM customers for high volume purchases.

In March 2008, we made the first shipment of an assembled product, a printed circuit board incorporating our accelerometer, to be used in the Olympic torch project. This sales was directly from our subsidiary MEMSIC Semiconductor to a third party OEM in China.

Net Sales by Application

Net sales from mobile phone applications, as a percentage of total net sales, have increased in recent years, and we expect this trend to continue for the near term as we seek further penetration into this market. Net sales from automotive applications, in absolute terms, have increased, primarily attributable to increases in sales of rollover application products to Autoliv Inc. To increase net sales from the automotive market, we are currently seeking to increase sales from other automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect the net sales from consumer applications to fluctuate less. We are taking initiatives to diversify our revenue sources and reduce our exposure to cyclicality in the cellular handset market, such as the formation of our Industrial Business Unit and our recent selection as the solution provider and producer for the “Waving 2008” electronic torch project for the Beijing Summer Olympics. Revenue from the initial order of printed circuit boards for the Olympic torch product, included below under “consumer related” revenue, contributed significantly to our total revenue in the first quarter of 2008. Revenue from industrial and medical markets historically have been limited, and while we do not expect revenue from these markets to contribute significantly to our total revenue in the near term, we expect revenue from these markets to increase in the longer term, as we increase our penetration of these markets and introduce new products designed for industrial applications.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three Months Ended March 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$1,009	16.1%	$1,744	40.4%
Consumer related	3,417	54.6	1,075	24.9
Automotive	1,445	23.1	1,035	24.0
Industrial/other	387	6.2	462	10.7

Total	$6,258	100.0%	$4,316	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. Our customers representing 10% or more of our net sales accounted for approximately 71.6%, 65.6% and 60.3%, respectively, of our net sales in 2007, 2006 and 2005.

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

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets within geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer application market in the greater China region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated as a result of the gain and subsequent loss of a significant customer for global positioning system, or GPS, applications. We also derive significant revenue from products for automotive applications in Europe.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For Three Months Ended March 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$3,440	55.0%	$2,122	49.2%
Europe	388	6.2	248	5.7
Japan	898	14.4	835	19.3
North America	1,529	24.3	1,109	25.7
Other	3	0.1	2	0.1

Total	$6,258	100.0%	$4,316	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers. Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv) outsourced processing fees paid to our third-party packaging service providers.

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

Prior to August 30, 2007 we deferred recognition of cost of goods sold for a major distributor, WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 55.3% of our revenue in 2007 and 34.6% of our revenue in 2006. On August 30, 2007, we amended the distributor agreement with WPI to allow for returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and subsequent to that date we have recognized the cost of goods sold as the related products are sold. For all shipments to WPI made prior to August 30, 2007, we continued to recognize costs related to products once sold by WPI to its OEM and ODM customers.

Gross Profit and Gross Margin

Historically, our gross profit has generally experienced growth in line with increases in our revenue, and in recent years our gross margin has remained relatively stable, at 65.1%, 67.0%, and 68.1%, respectively, in 2007, 2006 and 2005. However, our gross profit and gross margin may fluctuate significantly in the future as a result of a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and these margins have continued to decline due to competitive price pressure in this market. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Additionally, we recently announced that we had been selected as the supplier for the “Waving 2008” electronic torch project. This project, which was our first opportunity to produce a complete solution for a consumer product, had an adverse impact on our gross margins in the first quarter of 2008. While we have not experienced material changes to our operating expenses resulting from the Olympic torch contract, our cost of goods increased in the first quarter of 2008 due to third party manufacturing costs that we do not incur for our discrete MEMS products.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and beginning in 2006, stock-based compensation under SFAS 123(R). We expect that our general and administrative expenses will increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company. Our general and administrative expenses as a percentage of our net sales increased in the first quarter of 2008. However, we expect that such expenses will decrease as a percentage of net sales over the remainder of 2008.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses; and beginning in 2006, stock-based compensation under SFAS 123(R). We expect sales and marketing expenses to continue to increase as we hire additional sales and marketing personnel, expand our sales and marketing network and engage in additional marketing and promotional activities. However, we expect that such expenses will decrease as a percentage of net sales.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our investments of cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision (Benefit) for Income Taxes

We conduct sales through our headquarters in Andover, Massachusetts. Our Wuxi subsidiary, MEMSIC Semiconductor, is primarily engaged in manufacturing and engineering activities and generally does not conduct direct sales to customers. For internal accounting and PRC tax purposes, we account for the transfers of goods from our Wuxi subsidiary, MEMSIC Semiconductor, to our U.S. headquarters as sales, and calculate the transfer price of such sales based on a markup of manufacturing and operating costs. We believe the prices of these sales were consistent with the prevailing market prices.

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. As of December 31, 2007, we had federal net operating losses (“NOL”) of approximately $15,000, which will expire in 2023, and no state NOL carryforwards. We utilized federal NOLs of $1.9 million and state NOLs of $1.7 million in 2007. We may be subject to Section 382 of the United States Internal Revenue Code which imposes certain limitations on net operating losses that we could utilize in the event of an ownership change of our Company. However, we do not believe the impact of any such limitations would have a material impact on our ability to utilize our remaining federal NOL carryforward.

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

Our Wuxi subsidiary, MEMSIC Semiconductor, as a high-technology FIE registered and operating in a designated high-technology zone and a manufacturing FIE that is scheduled to operate for no less than 10 years, was entitled to a preferential enterprise income tax rate of 15% as well as a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008, followed by a 50% reduction from 2009 to 2011.

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

The new tax law and its implementing rules provide that dividends paid by a PRC entity to a non-resident enterprise for tax purposes is subject to PRC withholding tax at a rate of 10% subject to reduction by an applicable tax treaty with the PRC. We expect that a 10% withholding tax will apply to dividends paid to us by our Wuxi subsidiary, but this treatment will depend on our status as a non-resident enterprise of China. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors—Risks Related to Doing Business in China—We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders.” Based on the existing local tax regulations, our Wuxi subsidiary, which is in the 2-year tax holiday will not be allowed to distribute any dividends until it starts to pay the income taxes to the local tax authorities. In addition, MEMSIC Semiconductor has reinvested 100% of its net income in manufacturing expansion and new product development and has no plan to distribute dividends to its parent company.

Other PRC Taxes

Other miscellaneous PRC taxes primarily consist of property tax, land-use tax and stamp tax which are accounted for in our general and administrative expenses, and education surcharge, which is recorded as part of our cost of goods sold.

Critical Accounting Policies and Estimates

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

Investments

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

As of March 31, 2008, our investments included $20.7 million of auction rate securities. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at March 31, 2008, which made successful auctions in January 2008, subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms.

We have in the past accounted for the auction rate securities held in our portfolio as available-for-sale investments. The carrying value of these auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we continue to earn interest on those investments involved in failed auctions at the specified contractual rate, due to the failed auctions and the reduced liquidity of these securities under current market conditions, we have considered whether par value continues to be a reasonable basis for estimating the fair value of these auction rate securities at March 31, 2008.

We therefore estimated the fair value of these securities at March 31, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 15 months. Based on our internal modeling and the value provided by the broker, we concluded that the fair value of the auction rate securities approximated the par value as of March 31, 2008.

We also concluded that no other-than-temporary impairment losses on our auction rate securities occurred in the three months ended March 31, 2008. In making this determination, we considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Historically, given the liquidity created by the auction process, auction rate securities have been classified as short-term investments, included in current assets, and all our auction rate securities were classified as short-term investments at December 31, 2007. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities.

At March 31, 2008, we classified $3.0 million of our auction rate securities as current based upon our expectation that they would be redeemed. Such redemption subsequently occurred on April 28, 2008. However, we re-classified the remaining $17.7 million of auction rate securities as long-term investments at march 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

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

RESULTS OF OPERATIONS

The following tables set forth a summary of our consolidated statements of operations data for the periods by amount and as a percentage of our total net sales. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period:

	For the Three Months Ended March 31,
	2008		2007
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$6,258	100.0%	$4,316	100.0%
Cost of goods sold	2,721	43.5%	1,393	32.3%

Gross profit	3,537	56.5%	2,923	67.7%

Operating expenses:
Research and development	781	12.5%	683	15.8%
Sales and marketing	712	11.4%	569	13.2%
General and administrative	1,294	20.6%	649	15.0%

Total operating expenses	2,786	44.5%	1,900	44.0%

Operating income	751	12.0%	1,023	23.7%
Other income (expense):
Interest and dividend income	713	11.4%	149	3.4%
Interest expense	(16)	-0.2%	—	0.0%
Other, net	104	1.7%	—	0.0%

Total other income (expense)	801	12.9%	149	3.4%

Earnings before income taxes	1,552	24.9%	1,171	27.1%
Provision for income taxes	15	0.2%	392	9.1%

Net income	$1,537	24.7%	$779	18.0%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Net Sales. Our net sales increased by 45.0% to $6.3 million for the three months ended March 31, 2008 from $4.3 million in the corresponding period of 2007. This increase was primarily due to our first shipment of the product related to the torch project for the Beijing Olympic Games, which accounted for net sales of $2.0 million in the first quarter of 2008. Sales in mobile phone applications accounted for $1.0 million in net sales for the three months ended March 31, 2008, compared to $1.7 million in the corresponding period for 2007. Sales in automotive applications accounted for $1.4 million for the three months ended March 31, 2008, compared to $1.0 million in the corresponding period in 2007. Sales to Autoliv, a significant customer, amounted to $1.1 million, or 16.9% of our net sales for the first quarter of 2008, compared to $0.9 million, or 20.5% of our net sales in the corresponding period of 2007.

Cost of goods sold. Our cost of goods sold increased by 95.3% to $2.7 million for the three months ended March 31, 2008 from $1.4 million for the corresponding period in 2007. Of the total $1.3 million increase, $1.2 million was the cost of the new torch product and $0.1 million was due to the increase in the volume of units sold in the first three months of 2008 compared to the corresponding period of 2007.

Gross profit and gross margin. Our gross profit increased by 21.0% to $3.5 million for the three months ended March 31, 2008 from $2.9 million in the corresponding period of 2007. Our gross margin decreased by 11.2% to 56.5% for the three months ended March 31, 2008 from 67.7% in 2007 primarily due to the lower gross margin of the torch product and continued decline in the average selling prices of our products in the mobile phone market.

Research and development. Our research and development expenses increased by 14.3% to $0.8 million for the three months ended March 31, 2008 from $0.7 million in the corresponding period of 2007. This increase was primarily due to an increase in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. Research and development expenses, as a percentage of total net sales, decreased to 12.5% for the three months ended March 31, 2008 from 15.8% for the corresponding period of 2007.

Sales and marketing. Our sales and marketing expenses increased by 25.2% to $0.7 million for the three months ended March 31, 2008 from $0.6 million for the corresponding period of 2007. The increase was primarily due to an increase of $0.1 million in wages and salaries due to an increase in the number of sales and marketing employees. Sales and marketing expenses, as a percentage of total net sales, decreased to 11.4% for the for the three months ended March 31, 2008 from 13.2% for the corresponding period of 2007.

General and administrative. Our general and administrative expenses increased by 99.4% to $1.3 for the three months ended March 31, 2008 from $0.6 million in the corresponding period of 2007. This increase was primarily due to (i) an increase of $0.1 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall expansion of our business, (ii) an increase of $0.2 million in professional fees as a result of our becoming a public company and (iii) an increase of $0.2 million in stock-based compensation expense. General and administrative expenses, as a percentage of total net sales, increased to 20.7% for the three months ended March 31, 2008 from 15.0% for the corresponding period in 2007.

Other income. Our other income was $0.8 million for the three months ended March 31, 2008 compared to $0.1 million in the corresponding period of 2007. The increase was primarily due to (i) an increase of $0.6 million in interest and dividend income from IPO proceeds and (ii) a collection of $0.1 million as a result of settlement of a contract which was written in 2005.

Provision (benefit) for income taxes. Our income tax provision was $15,000 for the three months ended March 31, 2008 compared to an income tax provision of $392,000 in the corresponding period of 2007. Our tax provision for the first quarter of 2008 reflected principally the U.S. statutory federal and state income taxes of $15,000. Our Wuxi subsidiary, which generated a substantial amount of our pretax income, was not taxed in China due to its tax holiday. Our Wuxi subsidiary’s tax holiday is expected to end in 2009. The tax provision in the first quarter of 2007 was due principally to the U.S. statutory federal and state income taxes of $479,000 offset by the income tax benefits of $87,000 related to our Wuxi subsidiary’s tax holiday.

LIQUIDITY AND CAPITAL RESOURCES

Until our recent initial public offering, proceeds from private sales of our equity interests to investors have been critical to funding our operations and meeting our capital expenditure requirements. As a result of our initial public offering in December 2007 and the exercise by the underwriters of their over-allotment option in January 2008, we received net offering proceeds, after deducting underwriting discounts and offering expenses, of approximately $60.2 million.

We have invested our net proceeds from the offering in money market funds and auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Since December 31, 2007, successful auctions were held for all of the auction rate securities we held at year end and we have liquidated $26.2 million of our auction rate securities. As of March 31, 2008, our investments included $20.7 million of auction rate securities.

Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we held at December 31, 2007, which made successful auctions in January 2007, have subsequently failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have reclassified $17.7 million of the auction rate securities we held at March 31, 2008 as long-term investments. The balance of $3.0 million auction rate securities we held at March 31, 2008 were classified as short-term investments and have subsequently been liquidated.

As of March 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $56.6 million. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in our auction rate securities classified as long-term investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Our principal uses of cash historically have consisted of both payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees. We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintaining adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was $1.0 million, which was derived from a net income of $1.5 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $0.6 million, were primarily due to depreciation and amortization expense of $0.4 million, stock based compensation expense of $0.3 million, excess tax benefit from stock-based compensation of $89,000 and deferred income tax of $25,000. The adjustments relating to changes in balances of operating assets and liabilities, a net of $1.2 million, primarily consisted of $1.0 million decrease in accounts payable and accrued expenses primarily related to initial public offering expenses; $0.7 million decrease in account receivables due to collection of payments; $0.4 million increase in inventories, primarily due to an increase in sales forecast; and $0.4 million increase in other assets, primarily due to an increase in prepaid expenses. Of our accounts receivable of $5.3 million at March 31, 2008, $2.0 million was attributable to the first shipment under our Olympic torch product. The terms of this contract provide that this amount will be paid in the second and third quarters of 2008, with the majority payable in the third quarter of 2008.

Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2008 was $23.9 million, primarily due to the sale of short-term investments of $26.2 million which is offset by the purchase of property and equipment for expanding our manufacturing capacity of $2.3 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $7.8 million, primarily due to the underwriters’ exercise of their over-allotment option in January 2008.

Capital expenditures

Construction of our new Wuxi facility began in the fourth quarter of 2007 and is expected to be completed in two phases. Phase one of our new facility is expected to be completed in the fourth quarter of 2008 and will house our new research and development institute and operations and management offices. The total cost of phase one is estimated to be $5 million. Phase two of our new facility is expected to be completed within three years in a number of phases. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products. Total costs of phase two, including construction and machinery, are estimated to be $30 million. We intend to finance substantially all of our new facility with a portion of the net proceeds of our recent initial public offering.

Our capital expenditures for the first quarter of 2008 amounted to $2.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2008, our Wuxi subsidiary, MEMSIC Semiconductor, had an interest-bearing note payable. We believe we have effectively managed the interest rate risk by entering into a fixed rate loan.

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

Market risk; auction rate securities. As of March 31, 2008, our investments included $20.7 million of auction rate securities. We have determined that no other-than-temporary impairment in the value of these securities existed as of March 31, 2008. However, we have reclassified $17.7 million of these securities as long-term investments. If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 4.	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through March 31, 2008, we have applied approximately $2.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $1.0 million to the construction of two new buildings adjacent to that facility. We invested the balance of $57.0 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Chief Financial Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: May 14, 2008	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President Principal Executive Officer

Dated: May 14, 2008	By:	/S/ SHANG HSIAO
Shang Hsiao
Chief Financial Officer Principal Financial and Accounting Officer