Form 10-Q
period 2008-06-30
MEMSIC Inc
filed 2008-08-11
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of common stock, par value $.00001 per share, of the registrant outstanding as of August 4, 2008 was 23,789,850.

MEMSIC, Inc.

FORM 10-Q, JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEMSIC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$63,262,376	$20,708,794
Short-term investments	—	46,925,000
Accounts receivable, net of allowance for doubtful accounts of $8,503 as of June 30, 2008 and December 31, 2007	2,569,147	5,917,457
Inventories	6,599,960	5,614,050
Deferred taxes	523,338	497,408
Other assets	2,956,291	1,090,513

Total current assets	75,911,112	80,753,222

Property and equipment, net	11,076,255	7,677,774
Long-term investments	8,625,000	—
Other assets	1,105,656	420,568

Total assets	$96,718,023	$88,851,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618,035	$2,224,349
Accrued expenses	1,406,283	2,189,583
Note payable	—	1,000,000

Total current liabilities	3,024,318	5,413,932
Stockholders’ equity
Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,789,850 and 22,768,600 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	238	228
Additional paid-in capital	96,106,851	87,176,262
Accumulated other comprehensive income	2,285,328	1,063,747
Accumulated deficit	(4,698,712)	(4,802,605)

Total stockholders’ equity	93,693,705	83,437,632

Total liabilities and stockholders’ equity	$96,718,023	$88,851,564

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$3,603,810	$5,124,836	$9,862,038	$9,440,575
Cost of goods sold	2,474,293	1,775,259	5,195,330	3,168,359

Gross profit	1,129,517	3,349,577	4,666,708	6,272,216

Operating expenses:
Research and development	976,619	759,324	1,757,220	1,442,155
Sales and marketing	717,512	687,842	1,429,609	1,256,482
General and administrative	1,467,935	897,698	2,761,461	1,546,327

Total operating expenses	3,162,066	2,344,864	5,948,290	4,244,964

Operating income (loss)	(2,032,549)	1,004,713	(1,281,582)	2,027,252

Other income (expense):
Interest and dividend income	507,708	163,741	1,220,227	310,625
Interest expense	(8,719)	—	(24,333)	—
Other, net	60,518	15,266	164,438	17,210

Total other income (expense)	559,507	179,007	1,360,332	327,835

Earnings (loss) before income taxes	(1,473,042)	1,183,720	78,750	2,355,087
Provision (benefit) for income taxes	(39,765)	37,955	(25,143)	430,388

Net income (loss)	$(1,433,277)	$1,145,765	$103,893	$1,924,699

Net income (loss) available to common stockholders:
Basic	$(1,433,277)	$105,749	$103,893	$157,804

Diluted	$(1,433,277)	$105,749	$103,893	$157,804

Net income (loss) per common share:
Basic	$(0.06)	$0.04	$0.00	$0.07

Diluted	$(0.06)	$0.04	$0.00	$0.07

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,669,765	2,419,687	23,580,877	2,382,187

Diluted	23,669,765	2,419,687	23,886,185	2,382,187

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$103,893	$1,924,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	900,830	402,175
Stock compensation expense	643,170	128,628
Excess tax benefit from stock-based compensation arrangement	(95,955)	—
Deferred income taxes	(28,082)	17,500
Forgiveness of stockholder loan	—	40,913
Changes in assets and liabilities:
Accounts receivable	3,348,310	(131,174)
Inventories	(704,118)	(2,270,048)
Other assets	(2,079,569)	(536,583)
Accounts payable and accrued expenses	(1,412,065)	311,730
Deferred revenue	—	862,758

Net cash provided by operating activities	676,414	750,598

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	(18,700,000)	(8,275,000)
Proceeds from sale of short-term investments	57,000,000	7,700,000
Purchase of property and equipment	(4,148,207)	(1,757,808)
Decrease in restricted cash	—	226,559

Net cash provided by (used in) investing activities	34,151,793	(2,106,249)

Cash flows provided by financing activities:
Proceeds from (payments on) notes payable	(1,000,000)	348,230
Proceeds from sale of Series C redeemable convertible preferred stock—net of issuance costs	—	600,000
Proceeds from exercise of underwriter’s over-allotment to purchase Common Stock, net of offering costs of $591,100	7,638,900	—
Proceeds from exercise of options to purchase common stock	43,375	92,063
Excess tax benefit from stock-based compensation arrangement	95,955	—
Collection of stockholder loans receivable	—	4,000

Net cash provided by financing activities	6,778,230	1,044,293

Effect of exchange rate changes on cash and cash equivalents	947,145	32,768

Net increase (decrease) in cash and cash equivalents	42,553,582	(278,590)
Cash and cash equivalents—beginning of period	20,708,794	7,141,813

Cash and cash equivalents—end of period	$63,262,376	$6,863,223

Supplemental non-cash financing and investing activities:
Acquisition of intangible asset in exchange for common stock	$509,200	$—

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited, Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc. (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated a MEMS technology-based inertial sensor, commonly known as an accelerometer, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easily integrated additional functions, the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. Accelerometer products have a wide range of applications for consumer electronics, mobile phones, automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At June 30, 2008 and December 31, 2007, the underlying currency for approximately 39.5% and 19.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.

Net Income (loss) per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

As of December 19, 2007, the effective date of the Company’s initial public offering (IPO), the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of common stock. For the period prior to December 19, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share, or EPS, as originally prescribed in SFAS No. 128. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to convertible preferred stockholders based on dividend participation rights under the Company’s Certificate of Incorporation and then to convertible preferred and common stockholders based on ownership interests. Net losses are not allocated to convertible preferred stockholders.

Income Taxes

Deferred tax assets and liabilities relate to temporary differences between the financial reporting basis and the tax basis of assets and liabilities, the carryforward tax losses and available tax credits. Such assets and liabilities are measured using tax rates and laws expected to be in effect at the time of their reversal or utilization. Valuation allowances are established, when necessary, to reduce the net deferred tax asset to an amount more likely than not to be realized. For interim reporting periods, the Company uses the estimated annual effective tax rate except with respect to discrete items, whose impact is recognized in the interim period in which the discrete item occurred.

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $ 0 in the second quarter of 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from the sale of its product to its customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) the Company’s products have been shipped and risk of loss has passed to the customer; (iii) the Company has completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which the Company is entitled is fixed or determinable; and (v) the Company believes it is probable that it will be able to collect the amount due from the customer based upon an evaluation of the customer’s creditworthiness. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations when, in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

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

The Company has a significant distributor for which the criteria under SFAS No. 48 had not been met for periods prior to August 30, 2007. Based on the early stage of the relationship with this distributor and its size, the Company was unable to make a reasonable estimate of future returns. Therefore, the Company deferred recognition of revenue and related product costs associated with sales to this distributor until the product was shipped to the distributor’s end customers. Deferred revenue at June 30, 2007 amounted to $2.0 million. On August 30, 2007, the Company amended the agreement with the distributor to allow for returns only upon the Company’s approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and the Company recognizes revenue upon shipment to this distributor for all shipments made on or after August 30, 2007 based on shipments to this distributor. For all shipments through this distributor made prior to August 30, 2007, the Company continued to recognize its revenue upon shipments to the end customers. At December 31, 2007, all such shipments made to this distributor prior to August 30, 2007 had been sold by this distributor to end customers and therefore, there was no remaining deferred revenue at that date.

During the second quarter of 2008, the Company reversed $2.0 million in revenue from the sale of printed circuit boards that were shipped and sold in the first quarter of 2008 for use in the Olympic torch project. Problems experienced by the Company’s customer, due in part to the recent earthquake in China, prevented the timely commercial introduction of the Olympic torch, and the customer invoked a clause in its contract with MEMSIC that permitted the customer to suspend the project in the event of a natural disaster such as an earthquake. As a result, the Company reversed the previously recognized revenue and the related account receivable in the second quarter.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which required that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

3. INVESTMENTS

Investments held by the Company at June 30, 2008 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have high credit quality ratings of at least AAA/Aaa and contractual maturities of greater than 10 years.

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

At June 30, 2008, the Company has classified all of its $8.6 million of ARS as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions during the second quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

Fair Value Measurement

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157) relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3:	Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities

The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.	Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying Amount as of June 30, 2008	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$8,625	$—	$—	$8,625	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$—
Additions	$—
Transfers to Level 3	$8,625
Gains and losses:
Reported in earnings	$—
Reported in other comprehensive income	$—
Balance at June 30, 2008	$8,625

The Company has historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest on those investments involved in failed auctions at the specified contractual rate, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2008.

The Company therefore estimated the fair value of these securities at June 30, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying ARS. The Company developed several scenarios for the liquidation of the ARS over periods that ranged from 3 to 15 months. Based on the Company’s internal modeling and the value provided by the broker, the Company concluded that the fair value of the ARS approximated the par value as of June 30, 2008.

The Company has also concluded that no other-than-temporary impairment losses on the Company’s ARS occurred in the three months ended June 30, 2008. In making this determination, the Company considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs.

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

4. INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$1,210,245	$1,200,179
Work in process	3,363,385	2,674,165
Finished goods	2,026,330	1,739,706

Total	$6,599,960	$5,614,050

5. STOCK BASED COMPENSATION

Description of Plan

On March 29, 2000, the Company’s stockholders and board of directors approved the 2000 Omnibus Stock Plan (the 2000 Plan), as amended, under which 2,969,000 shares of the Company’s common stock were reserved for issuance to directors, officers, employees, and consultants. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Plan provides that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

On August 22, 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan (the 2007 Plan), under which up to 3,000,000 shares of the Company’s common stock may become available for issuance. At the adoption date, 1,526,425 shares were reserved for issuance. The reserved amount will increase by 300,000 shares at each of the five anniversaries of the adoption date, for a maximum of 3,000,000 shares issuable under the 2007 Plan. Prior to December 19, 2007, there was no public market for the Company’s common stock. Accordingly, the board of directors determined the market value of the common stock at the date of grant by considering a number of relevant factors, including the Company’s operating and financial performance and corporate milestones achieved, the prices at which shares of convertible preferred stock in arm’s-length transactions were sold, the composition of and changes to the management team, the superior rights and preferences of securities senior to the common stock at the time of each grant and the likelihood of achieving a liquidity event for the shares of common stock underlying stock options.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and six months ended June 30, 2008 were $3.82 and $4.15 respectively, while the weighted-average fair values per share of the options granted during the three and six months ended June 30, 2007 were $2.16 and $2.32 respectively, utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volatility	65%	65%	64%-65%	65%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Risk free interest rate	2.98%	4.59%	2.49%-3.26%	4.5%-4.8%
Forfeitures	22%	27%	22%	27%

As there was no public market for the Company’s common stock prior to the Company’s IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and six months ended June 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the three and six months ended June 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding options at December 31, 2007	1,983,293	$5.99
Granted	222,350	7.41
Exercised	(103,250)	0.42		$263,278
Cancelled	(326,275)	6.38

Outstanding options at June 30, 2008	1,776,118	$6.42	8.5	$1,268,276

Exercisable options at June 30, 2008	315,780	$0.65	6.0	$737,338

Options available for grant at June 30, 2008	1,067,825

For the three and six months ended June 30, 2008 the Company recorded expense of $304,640 and $643,170, respectively, in connection with share-based awards, while share-based awards of $71,271 and $128,628 respectively were recorded by the Company for the three and six months ended June 30, 2007. At June 30, 2008, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $4,075,000.

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and six months ended June 30, 2008 were $175,553 and $263,278, respectively.

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2008 and 2007 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(unaudited)
Research and development	$43,197	$20,704	$107,110	$34,057
Selling and marketing	49,733	14,657	97,719	27,440
General and administrative	211,710	35,910	438,341	67,131

Total stock-based compensation	$304,640	$71,271	$643,170	$128,628

6. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and six months ended June 30, 2008 and 2007, the Company’s comprehensive income (loss) is the sum of net income (loss) and the foreign currency translation adjustment, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,433,277)	$1,145,765	$103,893	$1,924,699
Other comprehensive income:
Foreign currency translation	451,258	124,256	1,221,581	199,827

Total comprehensive income (loss)	$(982,019)	$1,270,021	$1,325,474	$2,124,526

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

In December 2007, the Company completed its IPO of 6,000,000 shares of its common stock at a price to the public of $10.00 per share. The Company raised a total of $52.6 million in net proceeds after deducting underwriting discounts and offering expenses. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 14,060,818 shares of common stock. The holders of the Company’s common stock are entitled to one vote for each share held.

In January 2008, the underwriters of the Company’s IPO exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise, after deducting underwriting discounts and offering expenses. At June 30, 2008, the outstanding shares of the Company’s common stock are 23,789,850 shares. The Company has reserved 2,843,943 shares for the issuance of stock options outstanding and available to grant under its stock option plans.

In June 2008, the Company issued 95,000 shares of its common stock to acquire an intangible asset consisting of know how related to a gas meter production process. The total acquisition value based on the market closing price of the Company’s common stock at the acquisition date was $509,200, which is expected to amortize over 3 to 5 years.

8. NET INCOME (LOSS) PER COMMON SHARE

The following table provides the calculation of the basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(1,433,277)	$1,145,765	$103,893	$1,924,699

Allocation of net income (loss):
Basic and diluted:
Accretion of preferred stock	$—	$422,240	$—	$839,979
Undistributed net income allocated to preferred stockholders	—	617,776	—	926,916

Net income available to preferred stockholders	—	1,040,016	—	1,766,895

Net income (loss) available to common stockholders	$(1,433,277)	$105,749	$103,893	$157,804

Net income (loss)	$(1,433,277)	$1,145,765	$103,893	$1,924,699

Denominator:
Basic weighted average shares	23,669,765	2,419,687	23,580,877	2,382,187
Dilutive effect of common stock equivalents	—	—	305,308	—

Dilutive weighted average shares	23,669,765	2,419,687	23,886,185	2,382,187

Calculation of Net Income (Loss) Per Common Share:
Basic
Net income (loss) available to common stockholders	$(1,433,277)	$105,749	$103,893	$157,804

Weighted average shares outstanding	23,669,765	2,419,687	23,580,877	2,382,187

Net income (loss) per common share	$(0.06)	$0.04	$0.00	$0.07

Diluted
Net income (loss) available to common stockholders	$(1,433,277)	$105,749	$103,893	$157,804

Weighted average shares outstanding	23,669,765	2,419,687	23,886,185	2,382,187

Net income per common share	$(0.06)	$0.04	$0.00	$0.07

During the three and six months ended June 30, 2008, the Company had 1.2 million dilutive potential common shares in the form of stock options, which were not included in the computation of net income per diluted share because these stock options would be antidilutive.

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

Revenues by geographical region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Asia (excluding Japan) *	$880,028	$3,024,860	$4,319,540	$5,146,694
Europe	298,917	253,299	687,114	501,888
Japan	993,049	774,236	1,891,225	1,608,917
North America	1,431,816	1,027,650	2,960,916	2,136,258
Other	—	44,791	3,243	46,818

Total	$3,603,810	$5,124,836	$9,862,038	$9,440,575

Revenues by product application are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Mobile Phone	$2,015,500	$2,503,037	$3,024,025	$4,247,012
Consumer *	(138,221)	1,123,800	3,278,889	2,198,922
Automotive	1,335,276	1,216,611	2,780,551	2,251,773
Industrial/other	391,255	281,388	778,573	742,868

Total	$3,603,810	$5,124,836	$9,862,038	$9,440,575

*	Reflects the reversal during the second quarter of 2008 of $2.0 million torch revenue recognized in the first quarter of 2008.

Total assets by geographical region are as follows:

	June 30,	December 31,
	2008	2007
United States	$58,554,665	$71,469,309
China	38,163,358	17,382,255

Total	$96,718,023	$88,851,564

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

OVERVIEW

We provide advanced semiconductor sensor and system solutions based on integrated MEMS technology and mixed signal circuit design. Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard CMOS process. In many instances, this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.

We have experienced significant growth since our products were first commercialized in 2001. We shipped more than 37 million units of accelerometers from 2004 through June 30, 2008. In 2007, 2006, and 2005, our net sales totaled $25.3 million, $13.1 million and $9.1 million, respectively. The increases in our unit sales volume and sales revenue during this period were primarily attributable to increases in the sale of our products for mobile phone applications and automotive applications. We expect sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect to begin commercial sales of our first non-accelerometer products, including magnetic sensors, in 2008.

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

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with Staff Accounting Bulletin No. 104 and Statement of Financial Accounting Standards No. 48, or SFAS 48. While we sell our products to distributors as well as end customers, sales to distributors account for a significant amount of the total revenue. Prior to August 30, 2007, we deferred recognition of sales to a major distributor, World Peace Industrial Co., Ltd., or WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 55.3 % of our revenue in 2007 and 34.6% of our revenue in 2006. On August 30, 2007, we amended the distributor agreement with WPI to allow returns only upon our approval. Accordingly, the criteria under SFAS 48 have been met for this distributor as of August 30, 2007, and we have recognized revenue upon shipment to WPI for all shipments subsequent to this date. For all shipments to WPI made prior to August 30, 2007, we continued to recognize our revenue upon shipments to its OEM and ODM customers.

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

•	we may also reduce our product prices as we are able to increase our production yields or to reduce our manufacturing costs, particularly the wafer prices;

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

During the second quarter of 2008, we reversed $2.0 million in revenue from the sale of printed circuit boards that were shipped and sold in the first quarter of 2008 for use in the Olympic torch project. Problems experienced by our customer, due in part to the recent earthquake in China, prevented the timely commercial introduction of the Olympic torch, and the customer invoked a clause in its contract with us that permitted the customer to suspend the project in the event of a natural disaster such as an earthquake. As a result, we reversed the previously recognized revenue and the related account receivable in the second quarter.

Net Sales by Application

Net sales from mobile phone applications, as a percentage of total net sales, have increased in recent years, but we expect this trend to stay flat or slightly decrease for the second half of 2008 due to the slowdown of the China mobile phone market. We are taking initiatives to diversify our revenue sources and reduce our exposure to cyclicality in the cellular handset market. Net sales from automotive applications, in absolute terms, have increased, primarily attributable to increases in sales of rollover application products to Autoliv Inc. To increase net sales from the automotive market, we are currently seeking to increase sales from other automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect the net sales from consumer applications to fluctuate less. Revenue from industrial and medical markets historically have been limited, and while we do not expect revenue from these markets to contribute significantly to our total revenue in the near term, we expect revenue from these markets to increase in the longer term, as we increase our penetration of these markets and introduce new products designed for industrial applications.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile Phone *	$2,016	55.9%	$2,503	48.8%	$3,024	30.7%	$4,247	45.0%
Consumer	(138)	(3.8)	1,124	21.9	3,279	33.2	2,199	23.3
Automotive	1,335	37.1	1,217	23.7	2,780	28.2	2,252	23.9
Industrial/other	391	10.8	281	5.6	779	7.9	743	7.8

Total	$3,604	100.0%	$5,125	100.0%	$9,862	100.0%	$9,441	100.0%

*	Reflects the reversal during the second quarter of 2008 of $2.0 million torch revenue recognized in the first quarter of 2008.

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

	For Three Months Ended June 30,				For Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan) *	$880	24.4%	$3,025	59.0%	$4,320	43.8%	$5,147	54.5%
Europe	299	8.3	253	4.9	687	7.0	502	5.3
Japan	993	27.6	774	15.1	1,891	19.2	1,609	17.1
North America	1,432	39.7	1,028	20.1	2,961	30.0	2,136	22.6
Other	—	—	45	0.9	3	0.0	47	0.5

Total	$3,604	100.0%	$5,125	100.0%	$9,862	100.0%	$9,441	100.0%

*	Reflects the reversal during the second quarter of 2008 of $2.0 million torch revenue recognized in the first quarter of 2008.

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

Gross Profit and Gross Margin

Historically, our gross profit has generally experienced growth in line with increases in our revenue, and in recent years our gross margin has remained relatively stable, at 65.1%, 67.0%, and 68.1%, respectively, in 2007, 2006 and 2005. However, our gross profit and gross margin may fluctuate significantly in the future as a result of a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and these margins have continued to decline due to competitive price pressure in this market. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. The slowdown of the China mobile phone market in 2008 has caused severe pricing competition, which caused our gross margin to decline. The reversal of $2.0 million in sales of printed circuit boards to be used in the Olympic torch project also negatively impacted our gross profit by $2.0 million and reduced our gross margin by approximately 22% in the second quarter of 2008.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and stock-based compensation under SFAS 123(R) attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue for the foreseeable future as we seek to diversify into non-accelerometer products and hire additional employees in connection with the new research and development institute that we established in the second quarter of 2007.

The increase in our research and development expenses as a percentage of our net sales in the three and six months ended June 30, 2008, like that of our other operating expenses, was also influenced by the reversal in the second quarter of $2.0 million of revenue related to the Olympic torch project.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses; and stock-based compensation under SFAS 123(R). We expect sales and marketing expenses to continue to increase as we hire additional sales and marketing personnel, expand our sales and marketing network and engage in additional marketing and promotional activities. However, we expect that such expenses will decrease as a percentage of net sales over the remainder of 2008.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation under SFAS 123(R). We expect that our general and administrative expenses will increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company. Our general and administrative expenses as a percentage of our net sales increased in the second quarter of 2008, due primarily to the reversal of $2.0 million of revenue related to the Olympic torch project during the quarter. However, we expect that such expenses will decrease as a percentage of net sales over the remainder of 2008.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. We utilized federal net operating losses, or NOLs, of $1.9 million and state NOLs of $1.7 million in 2007. As of December 31, 2007, we had NOLs of approximately $15,000, which will expire in 2023, and no state NOL carryforwards. We may be subject to Section 382 of the United States Internal Revenue Code which imposes certain limitations on net operating losses that we could utilize in the event of an ownership change of our company. However, we do not believe the impact of any such limitations would have a material impact on our ability to utilize our remaining federal NOL carryforward.

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

The new tax law and its implementing rules provide that dividends paid by a PRC entity to a non-resident enterprise for tax purposes is subject to PRC withholding tax at a rate of 10% subject to reduction by an applicable tax treaty with the PRC. We expect that a 10% withholding tax will apply to dividends paid to us by our Wuxi subsidiary, but this treatment will depend on our status as a non-resident enterprise of China. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors—Risks Related to Doing Business in China—We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders” in our Annual Report on Form 10-K for the year ended December 31, 2007. Based on the existing local tax regulations, our Wuxi subsidiary, which is in the 2-year tax holiday will not be allowed to distribute any dividends until it starts to pay the income taxes to the local tax authorities. In addition, MEMSIC Semiconductor has reinvested 100% of its net income in manufacturing expansion and new product development and has no plan to distribute dividends to its parent company.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

RESULTS OF OPERATIONS

The following tables set forth a summary of our unaudited consolidated statements of operations data for the periods described by amount and as a percentage of our total net sales. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period:

	For the three months ended June 30,				For the six months ended June 30,
	2008		2007		2008		2007
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$3,604	100.0%	$5,125	100.0%	$9,862	100.0%	$9,441	100.0%
Cost of goods sold	2,474	68.6	1,775	34.6	5,195	52.7	3,169	33.6

Gross profit	1,130	31.4	3,350	65.4	4,667	47.3	6,272	66.4
Operating expenses:
Research and development	977	27.1	759	14.8	1,757	17.8	1,442	15.3
Sales and marketing	718	19.9	688	13.4	1,430	14.5	1,256	13.3
General and administrative	1,468	40.7	898	17.5	2,761	28.0	1,547	16.4

Total operating expenses	3,163	87.8	2,345	45.8	5,948	60.3	4,245	45.0

Operating income (loss)	(2,033)	(56.4)	1,005	19.6	(1,281)	(13.0)	2,027	21.5
Other income (expense):
Interest and dividend income	508	14.1	164	3.2	1,220	12.4	311	3.3
Interest expense	(9)	(0.2)	—	—	(24)	(0.2)		—
Other, net	61	1.7	15	0.3	164	1.7	17	0.2

Total other income (expense)	560	15.5	179	3.5	1,360	13.8	328	3.5

Earnings (loss) before income taxes	(1,473)	(40.9)	1,184	23.1	79	0.8	2,355	24.9
Provision (benefit) for income taxes	(40)	(1.1)	38	0.7	(25)	(0.3)	430	4.6

Net income (loss)	$(1,433)	(39.8)%	$1,146	22.4%	$104	1.1%	$1,925	20.4%

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Net sales. Our net sales decreased by 29.7% to $3.6 million for the three months ended June 30, 2008 from $5.1 million in the corresponding period of 2007. This decrease was due to the reversal of $2.0 million in sales of printed circuit boards that were shipped and sold in the first quarter of 2008 for use in the Olympic torch project. Sales in mobile phone applications accounted for $2.0 million in net sales in the three months ended June 30, 2008, compared to $2.5 million in the corresponding period for 2007. The decrease in sales to mobile phone applications reflected reduced demand for products in the mobile handset market arising after the recent earthquake in China and increased pricing pressure. Sales in automotive applications accounted for $1.3 million for the three months ended June 30, 2008, compared to $1.2 million in the corresponding period in 2007. Sales to Autoliv, a significant customer, amounted to $1.1 million, or 31.3% of our net sales for the second quarter of 2008, compared to $0.9 million, or 18.4% of our net sales in the corresponding period of 2007.

Cost of goods sold. Our cost of goods sold increased by 39.4% to $2.5 million for the three months ended June 30, 2008 from $1.8 million for the corresponding period in 2007. This increase was due to the increase in the volume of units sold and manufacturing overhead cost.

Gross profit and gross margin. Our gross profit decreased by 66.3% to $1.1 million for the three months ended June 30, 2008 from $3.4 million in the corresponding period of 2007. Our gross margin decreased by 34.1% to 31.3% for the three months ended June 30, 2008 from 65.4% in 2007. Of this decrease, approximately 24.8% was attributable to the reversal of $2.0 million in sales of printed circuit boards for the Olympic torch project and the balance was due primarily to a continued decline in the average selling prices of our products in the mobile phone market.

Research and development. Our research and development expenses increased by 28.6% to $1.0 million for the three months ended June 30, 2008 from $0.8 million in the corresponding period of 2007. This increase was primarily due to an increase in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. Research and development expenses, as a percentage of total net sales, increased to 27.1% for the three months ended June 30, 2008 from 14.8% for the corresponding period of 2007. Of this increase, 9.8% was attributable to the reversal of $2.0 million in sales related to the Olympic torch project.

Sales and marketing. Our sales and marketing expenses increased by 4.3% to $718,000 for the three months ended June 30, 2008 from $688,000 for the corresponding period of 2007. The increase was primarily due to an increase in wages and salaries due to an increase in the number of sales and marketing employees. Sales and marketing expenses, as a percentage of total net sales, increased to 19.9% for the three months ended June 30, 2008 from 13.4% for the corresponding period of 2007. This increase was due to the reversal of $2.0 million in sales related to the Olympic torch project.

General and administrative. Our general and administrative expenses increased by 63.5 % to $1.5 million for the three months ended June 30, 2008 from $0.9 million in the corresponding period of 2007. This increase was primarily due to (i) an increase of $0.1 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall expansion of our business, (ii) an increase of $0.3 million in professional fees as a result of our becoming a public company and (iii) an increase of $0.2 million in stock-based compensation expense. General and administrative expenses, as a percentage of total net sales, increased to 40.7% for the three months ended June 30, 2008 from 17.5% for the corresponding period in 2007. Of this increase, 14.6% was attributable to the reversal of $2.0 million in sales related to the Olympic torch project.

Other income. Our other income was $0.6 million for the three months ended June 30, 2008 compared to $0.2 million in the corresponding period of 2007. The increase was primarily due to an increase in interest and dividend income from IPO proceeds.

Provision (benefit) for income taxes. Our income tax benefit was $40,000 for the three months ended June 30, 2008 compared to an income tax provision of $38,000 in the corresponding period of 2007. Our tax benefit for the second quarter of 2008 reflected principally the reversal of the U.S. statutory federal and state income taxes of $40,000 booked in the first quarter of 2008 due to losses generated in the U.S. in the second quarter. Our Wuxi subsidiary which generated a substantial amount of our pretax income, currently was not taxed in China due to its tax holiday. Our Wuxi subsidiary’s tax holiday is expected to end in 2009.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales. Our net sales increased by 4.5% to $9.9 million for the six months ended June 30, 2008 from $9.4 million in the corresponding period of 2007. Even after giving effect to the reversal during the second quarter of 2008 of $2.0 million in revenue from the Olympic torch project, sales in consumer applications increased to $3.3 million for the six months ended June 30, 2008, compared to $2.2 million in the corresponding period of 2007. Sales in mobile phone applications accounted for $3.0 million in net sales in for the six months ended June 30, 2008, compared to $4.2 million in the corresponding period for 2007. Sales in automotive applications accounted for $2.8 million for the six months ended June 30, 2008, compared to $2.3 million in the corresponding period in 2007. Sales to Autoliv, a significant customer, amounted to $2.2 million, or 22.1% of our net sales for the second quarter of 2008, compared to $1.8 million, or 19.4% of our net sales in the corresponding period of 2007.

Cost of goods sold. Our cost of goods sold increased by 64.0% to $5.2 million for the six months ended June 30, 2008 from $3.2 million for the corresponding period in 2007. The increase was primarily due to the increase in the volume of units sold in the first six months of 2008 compared to the corresponding period of 2007 and the increase in manufacturing overhead cost.

Gross profit and gross margin. Our gross profit decreased by 25.6% to $4.7 million for the six months ended June 30, 2008 from $6.3 million in the corresponding period of 2007. Our gross margin decreased by 19.1% to 47.3% for the six months ended June 30, 2008 from 66.4% in 2007 primarily due to the reversal of $2.0 million in sales of printed circuit boards used in the Olympic torch project and continued decline in the average selling prices of our products in the mobile phone market.

Research and development. Our research and development expenses increased by 21.8% to $1.8 million for the six months ended June 30, 2008 from $1.4 million in the corresponding period of 2007. This increase was primarily due to an increase in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. Research and development expenses, as a percentage of total net sales, increased to 17.8% for the six months ended June 30, 2008 from 15.3% for the corresponding period of 2007.

Sales and marketing. Our sales and marketing expenses increased by 13.8% to $1.4 million for the six months ended June 30, 2008 from $1.3 million for the corresponding period of 2007. The increase was primarily due to an increase in wages and salaries due to an increase in the number of sales and marketing employees. Sales and marketing expenses, as a percentage of total net sales, increased to 14.5% for the for the six months ended June 30, 2008 from 13.3% for the corresponding period of 2007.

General and administrative. Our general and administrative expenses increased by 78.6% to $2.8 for the six months ended June 30, 2008 from $1.5 million in the corresponding period of 2007. This increase was primarily due to (i) an increase of $0.3 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall expansion of our business, (ii) an increase of $0.5 million in professional fees as a result of our becoming a public company and (iii) an increase of $0.5 million in stock-based compensation expense. General and administrative expenses, as a percentage of total net sales, increased to 28.0% for the six months ended June 30, 2008 from 16.4% for the corresponding period in 2007.

Other income. Our other income was $1.4 million for the six months ended June 30, 2008 compared to $0.3 million in the corresponding period of 2007. The increase was primarily due to (i) an increase of $0.9 million in interest and dividend income from IPO proceeds and (ii) a collection of $0.1 million as a result of a contract settlement which was written in 2005.

Provision (benefit) for income taxes. Our income tax benefit was $25,000 for the six months ended June 30, 2008 compared to an income tax provision of $430,000 in the corresponding period of 2007. Our tax benefit for the six months ended June 30, 2008 reflected the recognition of certain deferred tax assets in China. The U.S. statutory federal and state income taxes was $0 for the six months ended June 30, 2008. Our Wuxi subsidiary which generated a substantial amount of our pretax income, currently was not taxed in China due to its tax holiday. Our Wuxi subsidiary’s tax holiday is expected to end in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Until our recent IPO, proceeds from private sales of our equity interests to investors were critical to funding our operations and meeting our capital expenditure requirements. As a result of our IPO in December 2007 and the exercise by the underwriters of their over-allotment option in January 2008, we received net offering proceeds, after deducting underwriting discounts and offering expenses, of approximately $60.2 million.

We have invested our net proceeds from the offering in money market funds and auction rate securities. As of June 30, 2008, our investments included $8.6 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $8.6 million of auction rate securities we held at June 30, 2008 as long-term investments.

As of June 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $63.3 million. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in our auction rate securities to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $0.7 million, which was derived from a net income of $0.1 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $1.4 million, were primarily due to depreciation and amortization expense of $0.9 million, stock based compensation expense of $0.6 million, excess tax benefit from stock-based compensation of $ 96,000 and deferred income tax of $28,000. The adjustments related to changes in balances of operating assets and liabilities, a net decrease in cash of $0.8 million, primarily consisted of $1.4 million reduction in accounts payable and accrued expenses primarily related to initial public offering expenses; $0.7 million increase in inventories, primarily due to a decrease in sales forecast; and a $2.1 million increase in other assets, primarily due to an increase in certain prepaid expenses, offset by a $3.3 million reduction of account receivables due to collection of payments.

Investing Activities

Net cash provided in investing activities for the six months ended June 30, 2008 was $34.2 million, primarily consisting of proceeds from sale of short-term investments of $57.0 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $4.1 million and the purchase of short-term investments of $19.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $6.8 million, primarily due to the underwriters’ exercise of their over-allotment option in January 2008, resulting in net proceeds of $7.6 million, which was offset by the payment of a bank loan of $1.0 million.

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

At June 30, 2008, our Wuxi subsidiary, MEMSIC Semiconductor, had an interest-bearing note payable. We believe we have effectively managed the interest rate risk by entering into a fixed rate loan.

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

Market risk; auction rate securities. As of June 30, 2008, our investments included $8.6 million of auction rate securities. We have determined that no other-than-temporary impairment in the value of these securities existed as of June 30, 2008. However, we have classified these securities as long-term investments. If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of June 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through June 30, 2008, we have applied approximately $2.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $1.9 million to the construction of two new buildings adjacent to that facility. We invested the balance of $56.1 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

		Filed with This	Incorporated by Reference
Exhibit No.	Description	Form 10-K	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: August 11, 2008	By:	/S/ YANG ZHAO
Yang Zhao Chief Executive Officer and President Principal Executive Officer

Dated: August 11, 2008	By:	/S/ PATRICIA NIU
Patricia Niu Vice President, Finance Principal Financial and Accounting Officer