Form 10-Q
period 2008-09-30
MEMSIC Inc
filed 2008-11-14
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.00001 per share, of the registrant outstanding as of November 10, 2008 was 23,790,225.

MEMSIC, Inc.

FORM 10-Q, September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MEMSIC, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,222,262	$20,708,794
Short-term investments	—	46,925,000
Accounts receivable, net of allowance for doubtful accounts of $8,503 as of September 30, 2008 and December 31, 2007	3,110,078	5,917,457
Inventories	7,460,148	5,614,050
Deferred taxes	589,490	497,408
Other assets	1,911,742	1,090,513

Total current assets	77,293,720	80,753,222
Property and equipment, net	12,383,971	7,677,774
Long-term investments	5,800,000	—
Other assets	1,236,230	420,568

Total assets	$96,713,921	$88,851,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$588,165	$2,224,349
Accrued expenses	1,683,450	2,189,583
Note payable	—	1,000,000

Total current liabilities	2,271,615	5,413,932
Stockholders’ equity
Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,790,100 and 22,768,600 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	238	228
Additional paid-in capital	96,427,827	87,176,262
Accumulated other comprehensive income	2,581,832	1,063,747
Accumulated deficit	(4,567,591)	(4,802,605)

Total stockholders’ equity	94,442,306	83,437,632

Total liabilities and stockholders’ equity	$96,713,921	$88,851,564

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$5,015,422	$9,328,016	$14,877,460	$18,768,590
Cost of goods sold	2,443,262	3,280,250	7,638,592	6,448,609

Gross profit	2,572,160	6,047,766	7,238,868	12,319,981
Operating expenses:
Research and development	861,484	969,133	2,618,703	2,411,288
Sales and marketing	771,870	843,168	2,201,479	2,099,650
General and administrative	1,705,150	1,094,466	4,466,613	2,640,794

Total operating expenses	3,338,504	2,906,767	9,286,795	7,151,732

Operating income (loss)	(766,344)	3,140,999	(2,047,927)	5,168,249
Other income (expense):
Interest and dividend income	514,621	173,085	1,734,848	483,710
Interest expense	(49)	(22,751)	(24,382)	(22,751)
Other, net	218,400	14,794	382,838	32,004

Total other income (expense)	732,972	165,128	2,093,304	492,963

Earnings (loss) before income taxes	(33,372)	3,306,127	45,377	5,661,212
Provision (benefit) for income taxes	(164,494)	527,743	(189,637)	958,131

Net income	$131,122	$2,778,384	$235,014	$4,703,081

Net income available to common stockholders:
Basic	$131,122	352,845	$235,014	505,509

Diluted	$131,122	426,643	$235,014	578,212

Net income per common share:
Basic	$0.01	$0.14	$0.01	$0.21

Diluted	$0.01	$0.14	$0.01	$0.20

Weighted average shares outstanding used in calculating net income per common share:
Basic	23,789,899	2,476,562	23,654,292	2,413,645

Diluted	23,884,400	3,109,066	23,883,286	2,830,894

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$235,014	$4,703,081
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,184,557	693,061
Stock compensation expense	964,071	406,209
Excess tax benefit from stock-based compensation arrangement	(95,955)	—
Deferred income taxes	(80,166)	543,200
Forgiveness of stockholder loan	—	41,972
Changes in assets and liabilities:
Accounts receivable	2,807,379	(2,185,519)
Inventories	(1,243,445)	(1,909,085)
Other assets	(760,425)	(636,740)
Accounts payable and accrued expenses	(2,066,482)	1,502,712
Deferred revenue	—	(1,139,170)

Net cash provided by operating activities	944,548	2,019,721
Cash flows from investing activities:
Purchase of short-term investments	(18,700,000)	(11,625,000)
Proceeds from sale of short-term investments	59,825,000	10,975,000
Purchase of property and equipment	(4,872,187)	(3,721,922)
Decrease in restricted cash	—	250,646

Net cash provided by (used in) investing activities	36,252,813	(4,121,276)
Cash flows from financing activities:
Offering costs incurred related to initial public offering	(591,100)	(1,333,090)
Proceeds from exercise of underwriter’s over-allotment to purchase common stock	8,230,000	—
Proceeds from (payments of) notes payable	(1,000,000)	899,904
Net proceeds from sale of convertible preferred stock	—	600,000
Proceeds from exercise of options to purchase common stock	43,450	202,563
Excess tax benefit from stock-based compensation arrangement	95,955	—
Collection of stockholder loans receivable	—	4,000

Net cash provided by financing activities	6,778,305	373,377
Effect of exchange rate changes on cash and cash equivalents	(462,198)	51,342

Net increase (decrease) in cash and cash equivalents	43,513,468	(1,676,836)
Cash and cash equivalents — beginning of period	20,708,794	7,141,813

Cash and cash equivalents — end of period	$64,222,262	$5,464,977

Supplemental non-cash financing and investing activities:
Acquisition of intangible asset in exchange for common stock	$509,200	$—

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited, Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc. (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated MEMS technology-based inertial sensors, commonly known as an accelerometers, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easily integrated additional functions, the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. Accelerometer products have a wide range of applications for consumer electronics, mobile phones, automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At September 30, 2008 and December 31, 2007, the underlying currency for approximately 38.0% and 19.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $64,502 in the third quarter of 2008 and $0 in 2007.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

3. INVESTMENTS

Investments held by the Company at September 30, 2008 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have credit quality ratings of at least AAA/Aaa and contractual maturities of greater than 10 years.

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

At September 30, 2008, the Company held two ARS investments: Illinois Edl Facs Auth Revs Savrs-III College Of Optometry for $3.0 million and Montana St. Hlth Fac Auth Hosp Rev Savrs Deacon for $2.8 million. The Company has classified all of the $5.8 million as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions during 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying Amount as of September 30, 2008	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,800	$—	$—	$5,800	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2008	$ —

Additions	$ —
Transfers to Level 3	$5,800
Gains and losses:
Reported in earnings	$ —
Reported in other comprehensive income	$ —

Balance at September 30, 2008	$5,800

The Company accounts for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest on those investments involved in failed auctions at the specified contractual rate, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at September 30, 2008.

The Company therefore estimated the fair value of these securities at September 30, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 15 months. Based on the Company’s internal modeling and the value provided by the broker, the Company concluded that the fair value of the auction rate securities approximated the par value as of September 30, 2008.

The Company has also concluded that no other-than-temporary impairment losses on the Company’s auction rate securities occurred in the three months ended September 30, 2008. In making this determination, the Company considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs.

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

4. INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$1,957,130	$1,200,179
Work in process	3,954,537	2,674,165
Finished goods	1,548,481	1,739,706

Total	$7,460,148	$5,614,050

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2008 were $1.45 and $2.07 respectively, while the weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2007 were $4.42 and $4.08 respectively, utilizing the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility	65%	68%	64%-65%	65%-68%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Average risk free interest rate	3.21%	5.51%	3.11%	5.28%
Forfeitures	21.0%	27%	22%	27%

As there was no public market for the Company’s common stock prior to the Company’s IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and nine months ended September 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the nine months ended September 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic value
Options outstanding at December 31, 2007	1,983,293	$5.99
Granted	968,350	3.65
Exercised	(103,500)	0.42		$183,215
Cancelled	(382,838)	6.36

Options outstanding at September 30, 2008	2,465,305	$5.24	8.7	$792,948

Options exercisable at September 30, 2008	435,355	$2.41	6.6	$507,861

Options available for grant at September 30, 2008	623,325

For the three and nine months ended September 30, 2008 the Company recorded expense of $320,900 and $964,070, respectively, in connection with share-based awards, while share-based awards of $275,671 and $406,209 respectively were recorded by the Company for the three and nine months ended September 30, 2007. At September 30, 2008, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $4,613,000.

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and nine months ended September 30, 2008 were $473 and $183,215, respectively. The total fair value of options vested during the three and nine months ended September 30, 2008 was approximately $512,735 and $687,488, respectively.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2008 and 2007 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$57,342	$81,856	$164,452	$115,912
Sales and marketing	$58,473	$38,336	$156,192	$65,776
General and administrative	$205,085	$157,389	$643,426	$224,521

Total	$320,900	$277,581	$964,070	$406,209

6. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and nine months ended September 30, 2008 and 2007, the Company’s comprehensive income is the sum of net income and the foreign currency translation adjustment, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$131,122	$2,778,384	$235,014	$4,703,081
Other comprehensive income:
Foreign currency translation adjustment	296,504	155,031	1,518,085	354,860

Total comprehensive income	$427,626	$2,933,415	$1,753,099	$5,057,941

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

In December 2007, the Company completed its initial public offering (IPO) of 6,000,000 shares of its common stock at a price to the public of $10.00 per share. The Company raised a total of $52.6 million in net proceeds after deducting underwriting discounts and offering expenses. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 14,060,818 shares of common stock. In January 2008, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise, after deducting underwriting discounts and offering expenses.

The holders of the Company’s common stock are entitled to one vote for each share held. At September 30, 2008, the outstanding shares of the Company’s common stock are 23,790,100 shares. The Company has reserved 3,088,630 shares for the issuance of stock options outstanding and available to grant under its stock option plans.

In June 2008, the Company issued 95,000 shares of its common stock to acquire an intangible asset consisting of knowhow related to a gas meter production process. The total acquisition value based on the market closing price of the Company’s common stock at the acquisition date was $509,200, which is expected to be amortized over 3 to 5 years.

8. NET INCOME PER COMMON SHARE

The following table provides the calculation of the basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$131,122	$2,778,384	$235,014	$4,703,081

Allocation of net income:
Basic:
Accretion of preferred stock	$—	$422,240	$—	$1,262,219
Undistributed net income allocated to preferred stockholders	—	2,003,299	—	2,935,353

Net income available to preferred stockholders	—	2,425,539	—	4,197,572
Net income available to common stockholders	$131,122	$352,845	$235,014	$505,509

Net income	$131,122	$2,778,384	$235,014	$4,703,081

Diluted:
Accretion of preferred stock	$—	$422,240	$—	$1,262,219
Undistributed net income allocated to preferred stockholders	—	1,929,501	—	2,862,650

Net income available to preferred stockholders	—	2,351,741	—	4,124,869
Net income available to common stockholders	131,122	426,643	235,014	578,212

Net income	$131,122	$2,778,384	$235,014	$4,703,081

Denominator:
Basic weighted average shares	23,789,899	2,476,562	23,654,292	2,413,645
Dilutive effect of common stock equivalents	94,500	632,505	228,993	417,249

Dilutive weighted average shares	23,884,400	3,109,066	23,883,286	2,830,894

Calculation of Net Income Per Common Share:
Basic
Net income available to common stockholders	$131,122	$352,845	$235,014	$505,509

Weighted average shares outstanding	23,789,899	2,476,562	23,654,292	2,413,645

Net income per common share	$0.01	$0.14	$0.01	$0.21

Diluted
Net income available to common stockholders	$131,122	$426,643	$235,014	$578,212

Weighted average shares outstanding	23,884,400	3,109,066	23,883,286	2,830,894

Net income per common share	$0.01	$0.14	$0.01	$0.20

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

Revenues by geographical region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Asia (excluding Japan)	$2,637,888	$6,633,523	$6,957,428	$11,780,217
Europe	378,672	240,859	1,065,786	742,747
Japan	850,686	876,066	2,741,911	2,484,983
North America	1,148,176	1,533,043	4,109,094	3,669,300
Other	—	44,525	3,243	91,343

Total	$5,015,422	$9,328,016	$14,877,461	$18,768,590

Revenues by product application are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Mobile phone	$2,045,714	$6,114,515	$5,069,739	$10,361,526
Consumer	1,225,735	1,111,519	4,504,623	3,310,441
Automotive	1,294,009	1,441,383	4,074,560	3,693,156
Industrial/other	449,964	660,599	1,228,538	1,403,467

Total	$5,015,422	$9,328,016	$14,877,460	$18,768,590

Total assets by geographical region are as follows:

	September 30, 2008	December 31, 2007
United States	$60,048,665	$71,469,309
China	36,665,256	17,382,255

Total	$96,713,921	$88,851,564

10. SUBSEQUENT EVENT

On October 15, 2008, the Company entered into a Convertible Note Agreement with Intelligent Spatial Technologies, Inc. (“iST”), where the Company provided a loan in the amount of $300,000 to iST at an interest rate of 6% per annum for developing application technology synergistic to the Company’s emerging product solutions. The principal amount, together with any then unpaid accrued interest and all other amounts owed (the “Outstanding Balance”) shall be due and payable on July 31, 2011. This loan has a conversion feature. In the event of iST’s financing or acquisition prior to the repayment of the Outstanding Balance, the Outstanding Balance shall automatically be converted into iST’s capital stock or equity securities at a conversion price equal to 50% of the per share selling price sold in iST’s financing or acquisition.

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

We have experienced significant growth since our products were first commercialized in 2001. We shipped more than 41 million units of accelerometers from 2004 through September 30, 2008. In 2007, 2006, and 2005, our net sales totaled $25.3 million, $13.1 million and $9.1 million, respectively. The increases in our unit sales volume and sales revenue have primarily been attributable to increases in the sale of our products for mobile phone applications and automotive applications. More recently, however, our net sales have been adversely affected on a number of factors including a slowdown in the China mobile handset market and the recent earthquake in China, as well as global economic conditions. Our net sales for the nine months ended September 30, 2008 were $14.9 million. We expect sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect to begin commercial sales of our first non-accelerometer products, including magnetic sensors, in 2008.

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

Net Sales by Application

Net sales from mobile phone applications, as a percentage of total net sales, have increased in recent years, but we expect sales in this market to stay flat or slightly decrease for the remainder of 2008 due to the slowdown of the China mobile phone market. We are taking initiatives to diversify our revenue sources and reduce our exposure to cyclicality in the cellular handset market. Net sales from automotive applications, in absolute terms, have increased, primarily attributable to increases in sales of rollover application products to Autoliv Inc., although this trend did not continue in the third quarter of 2008. To increase net sales from the automotive market, we are currently seeking to increase sales from other automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect the net sales from consumer applications to fluctuate less. Revenue from industrial and medical markets historically have been limited, and while we do not expect revenue from these markets to contribute significantly to our total revenue in the near term, we expect revenue from these markets to increase in the longer term, as we increase our penetration of these markets and introduce new products designed for industrial applications.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$2,045	40.8%	$6,115	65.6%	$5,070	34.1%	$10,362	55.2%
Consumer	1,226	24.4	1,111	11.8	4,505	30.3	3,310	17.6
Automotive	1,294	25.8	1,441	15.5	4,074	27.4	3,693	19.7
Industrial/other	450	9.0	661	7.1	1,228	8.2	1,404	7.5

Total	$5,015	100.0%	$9,328	100.0%	$14,877	100.0%	$18,769	100.0%

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

We have experienced and will continue to experience fluctuations in demand from a significant number of customers, including many of our largest customers. It is difficult for us to accurately forecast our product demand, particularly in the case of sales to our distributors, as we may not know the identity of the distributor’s OEM and ODM customers and lack information regarding their demand, and recent adverse macro-economic changes have increased the difficulty of accurately forecasting product demand and revenue.

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

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$2,638	52.6%	$6,634	71.1%	$6,957	46.8%	$11,781	62.8%
Europe	379	7.5	241	2.6	1,066	7.2	743	4.0
Japan	851	17.0	876	9.4	2,742	18.4	2,485	13.2
North America	1,147	22.9	1,533	16.4	4,109	27.6	3,669	19.5
Other	—	—	44	0.5	3	—	91	0.5

Total	$5,015	100%	$9,328	100.0%	$14,877	100%	$18,769	100%

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

Gross Profit and Gross Margin

Historically, our gross profit has generally experienced growth in line with increases in our revenue, and until recently our gross margin has remained relatively stable, at 65.1%, 67.0%, and 68.1%, respectively, in 2007, 2006 and 2005. However, our gross profit and gross margin may fluctuate significantly in the future as a result of a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and these margins have continued to decline due to competitive price pressure in this market.

The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. The slowdown of the China mobile phone market in 2008 has caused severe pricing competition, which has also caused our gross margin to decline. Our gross margin for the three and nine months ended September 30, 2008 was 51.3% and 48.7%, respectively.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. We utilized federal net operating losses (“NOLs”) of $1.9 million and state NOLs of $1.7 million in 2007. As of December 31, 2007, we had NOLs of approximately $15,000, which will expire in 2023, and no state NOL carryforwards. We may be subject to Section 382 of the United States Internal Revenue Code which imposes certain limitations on net operating losses that we could utilize in the event of an ownership change of our company. However, we do not believe the impact of any such limitations would have a material impact on our ability to utilize our remaining federal NOL carryforward.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$5,015	100.0%	$9,328	100.0%	$14,877	100.0%	$18,769	100.0%
Cost of goods sold	2,443	48.7%	3,280	35.2%	7,638	51.3%	6,449	34.4%

Gross profit	2,572	51.3%	6,048	64.8%	7,239	48.7%	12,320	65.6%
Operating expenses:
Research and development	861	17.2%	969	10.4%	2,619	17.6%	2,411	12.8%
Sales and marketing	772	15.4%	843	9.0%	2,201	14.8%	2,100	11.2%
General and administrative	1,705	33.9%	1,094	11.7%	4,467	30.0%	2,641	14.1%

Total operating expenses	3,338	66.5%	2,907	31.2%	9,287	62.4%	7,152	38.1%

Operating income (loss)	(766)	(15.2)%	3,141	33.7%	(2,048)	(13.7)%	5,168	27.5%
Other income (expense):
Interest and dividend income	514	10.3%	173	1.9%	1,735	11.7%	484	2.6%
Interest expense	(0)	0.0%	(23)	-0.2%	(24)	-0.2%	(23)	-0.1%
Other, net	218	4.4%	15	0.2%	382	2.6%	32	0.2%

Total other income (expense)	732	14.7%	165	1.8%	2,093	14.1%	493	2.6%

Earnings (loss) before income taxes	(34)	(0.6)%	3,306	35.4%	45	0.4%	5,661	30.1%
Provision (benefit) for income taxes	(165)	(3.3)%	528	5.7%	(190)	(1.3)%	958	5.1%

Net income	$131	2.7%	$2,778	29.8%	$235	1.7%	$4,703	25.0%

Net income available to common stockholders:
Basic	$131	2.7%	$353	3.8%	$235	1.7%	$506	2.7%

Diluted	$131	2.7%	$427	4.6%	$235	1.7%	$578	3.1%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Net sales. Our net sales decreased by 46.2% to $5.0 million for the three months ended September 30, 2008 from $9.3 million in the corresponding period of 2007. This decrease was due primarily to the decrease in mobile phone sales. Sales in mobile phone applications accounted for $2.0 million in net sales in the three months ended September 30, 2008, compared to $6.1 million in the corresponding period for 2007. The decrease in sales to mobile phone applications reflected reduced demand for products in the mobile handset market in China and increased pricing pressure. Sales in automotive applications experienced a slight decrease, accounting for $1.3 million for the three months ended September 30, 2008, compared to $1.4 million in the corresponding period in 2007. Sales to Autoliv, a significant customer, amounted to $1.0 million, or 19.8% of our net sales for the third quarter of 2008, compared to $1.5 million, or 16.8% of our net sales in the corresponding period of 2007.

Cost of goods sold. Our cost of goods sold decreased by 25.5% to $2.4 million for the three months ended September 30, 2008 from $3.3 million for the corresponding period in 2007. This decrease was due to the decrease in the volume of units sold.

Gross profit and gross margin. Our gross profit decreased by 57.5% to $2.6 million for the three months ended September 30, 2008 from $6.0 million in the corresponding period of 2007. Our gross margin decreased to 51.3% for the three months ended September 30, 2008 from 64.8% in 2007. This decrease was attributable to a continued decline in the average selling prices of our products in the mobile phone market as well as an increase in the manufacturing overhead cost per unit as a result of the reduced production volume.

Research and development. Our research and development decreased by 11.1% to $0.9 million for the three months ended September 30, 2008 from $1.0 million in the corresponding period of 2007. This decrease was primarily due to less consulting cost in this period as compared to the corresponding period of 2007. Research and development expenses, as a percentage of total net sales, increased to 17.2% for the three months ended September 30, 2008 from 10.4% for the corresponding period of 2007. This increase was due to the decline in revenue.

Sales and marketing. Our sales and marketing expenses decreased by 8.4% to $772,000 for the three months ended September 30, 2008 from $843,000 for the corresponding period of 2007. The decrease was primarily due to lower commission and bonus expenses as a result of reduced revenue. Sales and marketing expenses, as a percentage of total net sales, increased to 15.4% for the three months ended September 30, 2008 from 9.0% for the corresponding period of 2007. This increase was due to the decline in revenue.

General and administrative. Our general and administrative expenses increased by 55.9 % to $1.7 million for the three months ended September 30, 2008 from $1.1 million in the corresponding period of 2007. This increase was primarily due to (i) an increase of $0.2 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall anticipated expansion of our business, (ii) an increase of $0.3 million in professional fees as a result of our becoming a public company and (iii) an increase of $0.1 million in stock-based compensation expense. General and administrative expenses, as a percentage of total net sales, increased to 33.9% for the three months ended September 30, 2008 from 11.7% for the corresponding period in 2007.

Other income. Our other income was $0.7 million for the three months ended September 30, 2008 compared to $0.2 million in the corresponding period of 2007. The increase was primarily due to an increase in interest and dividend income from IPO proceeds.

Provision (benefit) for income taxes. Our income tax benefit was $165,000 for the three months ended September 30, 2008 compared to an income tax provision of $528,000 in the corresponding period of 2007. Our tax benefit for the third quarter of 2008 reflected principally a tax benefit of $99,000 due to losses generated in the U.S. and a deferred tax benefit of $66,000 recorded by our Wuxi subsidiary. Our Wuxi subsidiary, which generated a substantial amount of our pretax income, currently was not taxed in China due to its tax holiday. Our Wuxi subsidiary’s tax holiday is expected to end in 2009.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales. Our net sales decreased by 20.7% to $14.9 million for the nine months ended September 30, 2008 from $18.8 million in the corresponding period of 2007. The majority of the decrease was from our decline in mobile phone application sales. Sales in mobile phone applications accounted for $5.1 million in net sales in for the nine months ended September 30, 2008, compared to $10.4 million in the corresponding period for 2007. Sales in consumer applications increased to $4.5 million for the nine months ended September 30, 2008, compared to $3.3 million in the corresponding period of 2007. Sales in automotive applications accounted for $4.1 million for the nine months ended September 30, 2008, compared to $3.7 million in the corresponding period in 2007. Sales to Autoliv, a significant customer, amounted to $3.2 million, or 21.3% of our net sales for the first nine months of 2008, compared to $3.2 million, or 16.8% of our net sales in the corresponding period of 2007.

Cost of goods sold. Our cost of goods sold increased by 18.4% to $7.6 million for the nine months ended September 30, 2008 from $6.4 million for the corresponding period in 2007. The increase was primarily due to the cost related to the Olympic torch project and the increase of fixed manufacturing per unit cost as a result of lower production volume in the first nine months of 2008 compared to the corresponding period of 2007.

Gross profit and gross margin. Our gross profit decreased by 41.2% to $7.2 million for the nine months ended September 30, 2008 from $12.3 million in the corresponding period of 2007. Our gross margin decreased to 48.7% for the nine months ended September 30, 2008 from 65.6% in 2007 primarily due to continued decline in the average selling prices of our products in the mobile phone market as well as an increase in the manufacturing overhead cost per unit as a result of the reduced production volume.

Research and development. Our research and development expenses increased by 8.6% to $2.6 million for the nine months ended September 30, 2008 from $2.4 million in the corresponding period of 2007. This increase was primarily due to an increase in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. Research and development expenses, as a percentage of total net sales, increased to 17.6% for the nine months ended September 30, 2008 from 12.8% for the corresponding period of 2007.

Sales and marketing. Our sales and marketing expenses increased by 4.8% to $2.2 million for the nine months ended September 30, 2008 from $2.1 million for the corresponding period of 2007. The increase was primarily due to an increase in wages and salaries due to an increase in the number of sales and marketing employees. Sales and marketing expenses, as a percentage of total net sales, increased to 14.8% for the nine months ended September 30, 2008 from 11.2% for the corresponding period of 2007.

General and administrative. Our general and administrative expenses increased by 69.1% to $4.5 for the nine months ended September 30, 2008 from $2.6 million in the corresponding period of 2007. This increase was primarily due to (i) an increase of $0.3 million in wages and salaries as a result of an increase in the number of administrative employees in response to the overall expansion of our business, (ii) an increase of $0.5 million in professional fees as a result of our becoming a public company, (iii) an increase of $0.8 million in stock-based compensation expense, (iv) an increase of $0.2 million in D&O insurance and (v) an increase of $0.1 million in depreciation and amortization expenses. General and administrative expenses, as a percentage of total net sales, increased to 30.0% for the nine months ended September 30, 2008 from 14.1% for the corresponding period in 2007.

Other income. Our other income was $2.1 million for the nine months ended September 30, 2008 compared to $0.5 million in the corresponding period of 2007. The increase was primarily due to an increase of $1.3 million in interest and dividend income from IPO proceeds and a collection of $0.1 million as a result of a contract settlement which was written in 2005.

Provision (benefit) for income taxes. Our income tax benefit was $190,000 for the nine months ended September 30, 2008 compared to an income tax provision of $958,000 in the corresponding period of 2007. Our tax benefit for the nine months ended September 30, 2008 reflected a tax benefit of $99,000 due to a loss generated in the U.S. and the recognition of certain deferred tax assets in China. Our Wuxi subsidiary, which generated a substantial amount of our pretax income, currently is not taxed in China due to its tax holiday.

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

We have invested our net proceeds from the offering in money market funds and auction rate securities. As of September 30, 2008, our investments included $5.8 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.8 million of auction rate securities we held at September 30, 2008 as long-term investments.

As of September 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $64.2 million. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in our auction rate securities classified as long-term investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Our principal uses of cash historically have consisted of both payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Construction of our new Wuxi facility began in the fourth quarter of 2007 and is expected to be completed in two phases. Phase one of our new facility is expected to be completed in the first quarter of 2009 and will house our new research and development institute and operations and management offices. The total cost of phase one is estimated to be $6.0 million. Phase two of our new facility is expected to be completed within three years in a number of phases. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products. Total costs of phase two, including construction and machinery, are estimated to be $30 million. We intend to finance substantially all of our new facility with a portion of the net proceeds of our recent initial public offering. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $0.9 million, which was derived from a net income of $0.2 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, which resulted in a net increase in cash of $2.0 million, were primarily due to depreciation and amortization expense of $1.2 million, stock-based compensation expense of $1.0 million, excess tax benefit from stock-based compensation of $96,000 and deferred income tax of $80,000. The adjustments related to changes in balances of operating assets and liabilities, which resulted in a net decrease in cash of $1.3 million, were primarily attributable to a $2.1 million reduction in accounts payable and accrued expenses, and initial public offering expenses; $1.2 million increase in inventories, primarily due to a decrease in sales forecast; and a $0.8 million increase in other assets, primarily due to an increase in certain prepaid expenses, offset by a $2.8 million reduction of account receivables due to collection of payments.

Investing Activities

Net cash provided in investing activities for the nine months ended September 30, 2008 was $36.2 million, primarily consisting of proceeds from sale of short-term investments of $59.8 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $4.9 million and the purchase of short-term investments of $19.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $6.8 million, primarily due to the underwriters’ exercise of their over-allotment option in January 2008, resulting in net proceeds of $7.6 million, which was offset by the payment of a bank loan of $1.0 million.

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

At September 30, 2008, our Wuxi subsidiary, MEMSIC Semiconductor, had an interest-bearing note payable. We believe we have effectively managed the interest rate risk by entering into a fixed rate loan.

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

Market risk; auction rate securities. As of September 30, 2008, our investments included $5.8 million of auction rate securities. We have determined that no other-than-temporary impairment in the value of these securities existed as of September 30, 2008. However, we have classified these securities as long-term investments. If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 4.	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of September 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

Current macro-economic conditions, including the credit crisis affecting the financial markets and the possibility of a global recession, could adversely affect our business, results of operations and financial condition in the remainder of 2008 and beyond, and could result in:

•	reduced demand for our products;

•	increased risk of order cancellations or delays;

•	increased risk of excess and obsolete inventories;

•	increased pressure on the prices for our products;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and cash equivalents or to our bank line of credit when needed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through September 30, 2008, we have applied approximately $2.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $2.7 million to the construction of two new buildings adjacent to that facility. We invested the balance of $55.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: November 14, 2008	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2008	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer