Form 10-K
period 2008-12-31
MEMSIC Inc
filed 2009-03-31
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 par value	The Nasdaq Stock Market, LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $39,218,000.

On March 27, 2009, 23,699,425 shares of our common stock were outstanding.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

We provide advanced semiconductor sensor and system solutions based on integrated micro electro-mechanical systems, or MEMS, technology and mixed signal circuit design. Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard complementary metal-oxide semiconductor, or CMOS, process. We believe that this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.

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

We are also capitalizing on our proprietary MEMS technology to develop new types of sensor solutions that will broaden our market opportunities. For example, we recently introduced a new line of MEMS-based magnetic sensors that provide enhanced digital compass capabilities for mobile applications such as cell phones and personal navigation devices. During 2008, we also established our industrial solutions business unit, and acquired technology related to a MEMS-based gas-flow meter for use in industrial applications, which we expect to introduce in late 2009.

We shipped approximately 46 million units from 2004 through 2008. Our products have been used by leading international and China-based manufacturers. We are a pioneer in providing accelerometers to China’s fast-growing mobile phone market and are among the leading providers of accelerometers for image projectors, supplying to several Japanese OEMs. Our largest automotive customer is Autoliv Inc., a leading European automotive safety systems supplier.

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

Founded in March 1999, we are headquartered in Andover, Massachusetts and have engineering and manufacturing facilities in Wuxi, Jiangsu Province, China. We conduct research and development at our facilities in Andover, Wuxi and Chicago, Illinois. Our research and development teams work closely with each other in our product and technology research and development activities. This enables us to access experienced and creative design talent in the United States, while benefiting from competitive engineering and manufacturing costs in China. In addition, our presence in China places us in close proximity to the supply chain for the large Chinese markets for mobile phones and consumer electronics.

We have experienced significant growth since our products were first commercialized in 2001. In 2007, 2006, and 2005, our net sales totaled $25.3 million, $13.1 million and $9.1 million, respectively. The increases in our unit sales volume and sales revenue during this period were primarily attributable to increases in the sale of our products for mobile phone applications and automotive applications. In 2008, however, our net sales have been adversely affected by a number of factors, including a slowdown in the mobile handset market in China, the May 2008 earthquake in China, and more recently, the effects of the current global recession. Our net sales for the period ended December 31, 2008 were $20.1 million. In 2008 and 2007, our net income (loss) totaled ($1.7) million and $6.1 million, respectively. A major contributor to our net loss in 2008 was costs related to our Olympic torch project.

Industry Overview

Sensors are a category of analog semiconductors that measure the strength or presence of a physical property such as voltage, current, temperature, pressure, weight, light, sound or speed. MEMS-based sensors incorporate a micro electro-mechanical system as the active “sensing” function while the integrated analog circuitry provides an electronic interface. As digital semiconductors become more technologically advanced, analog and mixed-signal semiconductor devices that interface with them, such as sensors, must also operate with greater speed, accuracy and efficiency.

Sensors based on MEMS are used for motion, direction and pressure sensing applications. Examples include accelerometers which are used to measure acceleration or gravitational forces, pressure sensors and gyroscopes which are used for sensing rotational motion. The market for MEMS sensors is expected to expand as functions and products enabled by MEMS sensor solutions achieve broader penetration in the mobile phone, consumer, automotive, aerospace, medical and industrial markets. We expect that as MEMS technology advances, it will enable electronic systems to become smaller, faster, more energy-efficient and less expensive.

In the last three years, the mobile phone handset market has accounted for the largest component of our net sales. Although our net sales into this market declined in 2008, we believe that the mobile phone market continues to offer growth opportunities for sales of MEMS sensors, as functionality based on accelerometers increasingly becomes a standard feature of current cell phones. MEMS sensors are also increasingly employed in other consumer applications. Accelerometers have a wide range of applications for consumer electronics, including projectors, laptop computers, personal navigation systems, audio players, digital cameras and gaming controls. Future growth areas in consumer applications for accelerometers may include video game controls and children’s toys, where increasingly sophisticated and interactive applications are being incorporated. As technology advances, manufacturers software developers and other solution providers have introduced products integrating accelerometers that enable applications such as picture orientation, gaming control and navigation, as well as a broad range of location-based services. Other potential growth markets for MEMS sensors include aerospace, medical and industrial applications.

The automotive industry is also a major market for our MEMS sensor systems. MEMS sensors have become essential in a variety of automotive applications for improving passenger safety and comfort. They have been employed in airbag deployment systems, which were the first high-volume application for MEMS sensors, rollover detection, electronic stability control, navigation, vehicle security and tire pressure monitoring systems. In rollover detection systems, accelerometers can measure the roll axis of a vehicle, and upon determining that a rollover is imminent, deploy passenger safety devices before the tire is lifted from the ground. Accelerometers are also used to sense under-steer or over-steer in electronic stability control systems which can then apply braking force to wheels and/or reduce excess engine power. Key factors contributing to the increasing use of MEMS sensors in the automotive market include the adoption of heightened safety standards in developing countries such as China and India, increased demand for electronic stability control and rollover safety systems, and growth in the use of navigation systems.

To promote growth of the MEMS sensor market, manufacturers continuously provide more integrated system-level solutions, reduce costs to enable mass-market adoption for consumer applications (generally a more price-sensitive market), deliver products with increased portability for increasingly smaller devices and develop products with greater functionality.

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

Comprehensive system solutions offering. Our solutions involve the development of a fully-integrated sensor system on a chip, together with the reference designs, algorithms, source code and, in some cases, the application content to facilitate rapid commercial introduction. For example, our new line of magnetic sensors incorporates our Intelligent Heading Correction (IHC) algorithms, which automatically calibrate the device and, compensate for the extraneous magnetic interference, providing high accuracy and promoting ease of use. Integrated Solutions such as this enable our customers to shorten their product development cycle and allow for rapid adoption of our products in new applications.

Leading market position and established customer relationships. We are a pioneer in providing accelerometers to China’s large mobile phone market. We are also among the leading sensor providers in a diverse range of other applications such as key-stone screen adjustment sensors for image projectors, supplying to several Japanese OEMs. In addition, our accelerometers are incorporated in rollover protection devices for the automotive market where Autoliv Inc. is a major customer. We have developed close working relationships with our customers and regularly work together with them on new applications development.

Efficient semi-fabless manufacturing model creating higher entry barrier. Our semi-fabless model reduces capital expenditures while retaining manufacturing control over key MEMS-based process steps. We outsource the production of standard CMOS wafers, which we consider to be a commodity, to our foundry service provider, and perform in-house the proprietary post-CMOS MEMS process of building MEMS on top of the standard CMOS wafer. We believe that by performing proprietary manufacturing processes in-house, we create a higher barrier to entry.

Strong technology-driven management team. Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was doctoral student at Princeton University, and is named as an inventor on eight patents we own and three of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

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

Engage in selective acquisitions to build new MEMS capabilities. We intend to evaluate and potentially make acquisitions of technologies and businesses that are complementary to our product portfolio, such as our 2008 acquisition of industrial gas-flow meter technology from MEMStron. We believe that there is a large market potential for integrated system-on-chip sensor products which incorporate multiple types of sensors. While we develop our technologies in-house, we are also actively seeking opportunities to acquire or license key technologies from third parties as well. We believe our strong core technology platform will also provide us an advantage in integrating the acquired technologies to create a broader range of sensor solutions products in the market.

Corporate Information

We are a Delaware corporation incorporated in February 1999. Our headquarters are located in Andover, Massachusetts. We have a wholly-owned subsidiary located in Wuxi, Jiangsu Province of China, which was organized as a wholly foreign-owned enterprise under PRC law. Our Andover headquarters are primarily responsible for sales and marketing, finance, and research and development. Our Wuxi subsidiary is primarily responsible for various aspects of manufacturing, including product and manufacturing engineering and quality assurance, as well as application engineering, product development and sales to support the Asia market. In addition, we conduct research and development activities in Chicago, Illinois.

Our principal executive offices are located at One Tech Drive, Suite 325, Andover, Massachusetts 01810. Our telephone number is (978) 738-0900 and our website is www.memsic.com. Information contained on our website is not part of this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K contains translations of certain RMB amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB to U.S. dollars were made at the buying rate in effect on December 31, 2008 in The City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB6.8225 to $1.00. We make no representation that the RMB or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock. On December 31, 2008, the buying rate was RMB6.8225 to $1.00.

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

Risks Relating to Our Business and Industry

The current global recession and related credit crisis are likely to adversely affect our business, results of operations and financial condition.

The U.S. and other global economies are currently experiencing a recession that has affected all sectors of the economy and that has continued to deepen, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets are also experiencing extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected. These trends could have a material adverse impact on our business, our ability to achieve targeted results of operations and our financial condition as a result of, among other things:

•	reduced demand for our products, particularly in industries such as the automotive industry that have been severely affected by the global recession;

•	increased risk of order cancellations or delays;

•	increased pressure on the prices for our products, such as we have already experienced in the handset market in China;

•	greater difficulty in collecting accounts receivable; and

•	risks to our liquidity, including the possibility that we might not have access to our cash and investments when needed.

We are unable to predict the likely duration and severity of the current global downturn and disruption in credit and financial markets, but the longer the duration the greater the risks we face in operating our business.

Our limited operating history makes it difficult to evaluate our business and prospects.

We commenced operations in 1999, began to generate revenue in 2001, and first became profitable in 2004. Our limited operating history may not provide a meaningful basis for evaluating our business and prospects. Our net sales and net income grew significantly from 2001 to 2007 but slowed in 2008. Our net sales were $20.1 million in 2008, $25.3 million in 2007 and $13.1 million in 2006. Our net income (loss) were ($1.7) million in 2008, $6.1 million in 2007 and $0.5 million in 2006. We cannot accurately predict the duration or severity of the current adverse economic conditions or their impact on our customers’ demand for our products, and as a result, it is difficult for us at this time to reliably forecast our longer-term revenues or results of operations. While we expect our revenues to increase modestly in the first quarter of 2009 based primarily on larger-than-expected orders from handset manufacturers in China, we do not expect to be profitable in the quarter. The outlook beyond the first quarter of 2009 is uncertain. Accordingly, you should not rely on the results of any prior periods as indicative of our future revenue or net income growth or financial results. You should consider our business and prospects in light of the risks and uncertainties experienced by entrepreneurial companies seeking to develop products in a rapidly-changing market. Some of these risks and uncertainties relate to our ability to:

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual net sales and profit margin may be significantly different from our historical amounts, and in future periods may fall below expectations. In particular, our gross margins declined significantly in 2008, and could continue to decline. These and other risks described in this “Risk Factors” section, including the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

•	the loss of one or more of our key customers;

•	the cancellation or deferral of customer orders in anticipation of our new products or product enhancements, or due to a reduction in our customers’ end demand;

•	changes in the price we charge for our products or our pricing strategies, which may be impacted by economic conditions or the pricing strategies of our competitors;

•	the cyclicality of the semiconductor industry and seasonality in sales of products into which our products are incorporated;

•	seasonal fluctuations of some of our product application markets as well as geographical markets; and

•	the length of the product development cycle for our new products.

In addition, we plan our operating expenses, including research and development expenses, hiring of additional personnel and investments in inventory, in part on our expectations of future revenue, and our expenses are relatively fixed in the short term. We have recently implemented cost reduction measures to reduce our operating expenses. However, if revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. If our operating results in future quarters fall below the expectations of securities analysts or investors, the market price of our common stock will likely decline.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices can harm our gross margins. For example, our gross margins have declined from 65.1% in 2007 to 47.9% in 2008, primarily as a result of decreasing unit prices in response to competitive pressures in the mobile handset market. Our financial results will suffer if we are unable to offset reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or future competitors. If we do not compete successfully, our market share and revenue may decline. We and our distributors currently sell substantially all of our accelerometer products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We face competition primarily from traditional capacitive/piezoresistive-based accelerometer manufacturers. Most of our current competitors have longer operating histories, significantly greater resources, brand recognition and a larger base of customers than we do. In addition, these competitors may have greater credibility with our existing or potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate accelerometer functionality into other products that we do not sell. These factors may make it difficult for us to gain or maintain market share.

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

For 2008, each of five customers accounted for 10% or more of our net sales, consisting of four distributors that accounted in aggregate for 57.8% of our net sales, and an OEM as to 21.0% of our net sales. For 2007, each of two customers accounted for 10% or more of our net sales, consisting of one distributor as to 55.3% and an OEM as to 16.3%. If a large distributor or other customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2007 and 2008 were attributable to accelerometer products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, Chief Executive Officer and director, Dr. Yang Zhao, was and remains central to the development and advancement of the thermal MEMS technology on which our accelerometer products have been designed and developed. In addition, our engineers and other technical personnel are critical to our future technological and product innovations. We have experienced significant turnover among our senior executive personnel since our initial public offering, including our termination in January 2009 of our Vice President of Engineering and the resignations of our Vice President of Marketing and Business Development in December 2008, of our Chief Financial Officer in June 2008 and of our Vice President and General Manager in January 2008. If Dr. Zhao or any of our two other executive officers were to resign or otherwise leave our employment, we might not be able to replace them easily or at all, and our business could be disrupted and our financial condition and results of operations could be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Although we maintain a “key person” life insurance policy on Dr. Zhao, we do not maintain such insurance for any of our other employees. We may incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacement for key personnel. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is very limited. We cannot assure you that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products as well as our overall business and growth prospects.

If we are unable to effectively manage changes in our rate of growth and address related financial, operational and systems requirements, our business and operating results could be harmed.

We have until recently experienced a period of growth and expansion that has required us to expand our operational, engineering and financial systems, procedures and controls and to improve our information technology, accounting and other internal management systems. This effort requires substantial managerial and financial resources, and is not yet completed. We believe that as a result of the current global economic downturn, we may encounter a period of low or even negative growth in which we will be required to carefully control our costs and expenses in order to minimize the impact of lower revenues on our results of operations. We may be unable to achieve sufficient cost savings through these initiatives to achieve this objective. To the extent that such measures impair or delay our new product development activities, they could adversely affect our competitiveness. Additionally, these expense control measures could adversely affect our ability to continue to make necessary improvements to our operational, financial and management information systems. We have recently experienced significant turnover among our senior executive personnel. Our recently instituted expense reduction measures have also included headcount reductions, particularly in our sales and marketing and general and administrative staffs. These changes have to some extent contributed, and may in the future contribute, to the challenge of effectively managing our changing operations. If we are unable to manage our changing rate of growth effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. To successfully manage our business in this rapidly changing environment, we believe we must effectively:

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

As of December 31, 2008, we owned seven patents and had thirteen pending patent applications in the United States, and owned two patents and had twenty-four pending patent applications and assignment in China. As of that date, we also had one issued patent and six pending patent applications in Japan, five pending patent applications in Germany and two pending patent applications filed with the European Patent Office. Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

Some of our key technologies and know-how are licensed from third parties, including a competing company, and the termination of any of the licenses will materially and adversely affect our business.

Our business relies on our ability to use, develop and otherwise exploit our accelerometer-related technologies and know-how. Some of our key technologies and know-how were acquired by us from Analog Devices through licensing arrangements as part of its investment in our company in 1999. All these licensing arrangements may be terminated upon the occurrence of certain events. In particular,

•

Analog Devices assigned to us its license from Canada’s Simon Fraser University, or SFU, on our core thermal accelerometer technology. SFU is entitled to terminate our license upon the occurrence of one of a number of events, including our failure to timely provide financial records. In addition, the license is terminated automatically upon the occurrence of insolvency, bankruptcy or other similar events.

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

We may be unable to obtain in a timely manner and at a reasonable cost the equipment necessary for us to remain competitive when worldwide economic growth resumes.

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

Our expansion plans require substantial capital expenditures and are subject to a number of uncertainties, and our failure to complete these plans would have a material adverse effect on our ability to achieve future growth.

Our future success depends on our ability to significantly increase our manufacturing capacity and research and development capabilities.

We are engaged in constructing two new buildings adjacent to our current facility in Wuxi, China. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Construction on the new facility is expected to be completed in two phases. Phase one includes the structural construction of the two new buildings and furnishing and fitting out the office building. Phase two includes the furnishing and equipment of the manufacturing facility. The structural construction portion of phase one is expected to be completed at the end of the second quarter of 2009. As part of our expense reduction program, we have temporarily deferred the process of furnishing and fitting out the office building, pending more favorable economic conditions. Total capital expenditure of phase one construction is estimated to be $7.9 million, of which we have already expended $4.2 million.

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

We may need additional capital, and the sale of additional common stock or other equity securities could result in dilution to you.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from our recent initial offering will be sufficient to meet our anticipated cash needs for the near future. However, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities that may be convertible to equity securities. The sale of additional equity securities or debt securities that may be convertible to equity securities could result in dilution to you. Furthermore, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

We are likely to be adversely affected by the cyclicality of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The semiconductor industry has, from time to time, experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products, which may occur as of, or independently from, declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The semiconductor industry is currently experiencing such a downturn. Prolongation or worsening of the current downturn, or the occurrence of any future downturn may reduce our revenues and result in us having excess inventory. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry, assembly and testing capacity. Failure to gain access to foundry, assembly and testing capacity could impair our ability to secure the supply of products that we need, which could significantly delay our ability to ship our products, cause a loss of revenues and damage our customer relationships.

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a further write-down of the value of these securities were to become necessary, it would adversely affect our results of operations

As of December 31, 2008, our investments included $5.6 million of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. These investments have high credit quality ratings of at least AAA/Aaa. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity and ultimately the fair value of these securities. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

Historically, given the liquidity created by the auction process, auction rate securities have been classified as short-term investments, included in current assets. However, due to uncertainty as to the liquidity in the near term of these securities, we have classified the auction rate securities we held at December 31, 2008 as long-term investments. We also determined that a temporary unrealized impairment in the value of these securities existed as of December 31, 2008, and we therefore have reduced the carrying value of these securities from $5.8 million to $5.6 million at December 31, 2008. Based on our expected cash flows and other sources of cash, we intend to hold these auction rate securities for the foreseeable future, if necessary.

If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, it is possible that we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to further write down their carrying value. Any such write-down could result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

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

We conduct all of our manufacturing operations at our Wuxi subsidiary, which is subject to PRC laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly-foreign owned companies. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, the State-owned Assets Supervision and Administration Commission of the State Council, or SASAC, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and directly or indirectly controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on a non-PRC stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. While the application of the New M&A Rule remains unclear, we believe, based on the advice of our PRC counsel, Commerce & Finance Law Offices, that CSRC approval may not be applicable to us in the context of our recent initial public offering because we established our PRC subsidiary through direct investment by non-PRC persons rather than by merger or acquisition of PRC domestic companies, and we did not seek CSRC approval for our initial public offering. However, as it is uncertain how the New M&A Rule will be interpreted or implemented, we cannot assure you that the relevant PRC government agency, including the CSRC, or PRC courts would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory agencies determine that we should have obtained the CSRC’s approval for this offering, we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

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

The PRC government or its local agencies or bureaus provides preferential tax treatment, in the form of reduced tax rates or tax holidays, to certain qualified enterprises. Our wholly-owned PRC subsidiary in Wuxi, as a PRC high-technology company operating in a designated high-tech development zone, benefits from a 15% preferential enterprise income tax rate, compared to a standard rate of 33%, and is exempt from enterprise income tax for two years from 2007, the year in which our Wuxi subsidiary first had positive accumulated earnings, and is entitled to a 50% reduction in the enterprise income tax for the succeeding three years.

Moreover, under current PRC laws and regulations, no tax is required to be withheld by our Wuxi subsidiary with respect to any dividend payments made by it to us, as its stockholder, and no PRC tax is payable by us on the dividends received from our Wuxi subsidiary provided that such profits are permitted to be paid by it in accordance with PRC laws and regulations. In addition, as an FIE, our Wuxi subsidiary enjoys certain tax deductions for purchasing equipment made in China. Under the relevant regulation, if an FIE purchases Chinese-made equipment, and the price does not exceed the total investment amount of such FIE, for projects that fall within certain specified categories, 40% of the purchase price amount may be credited against the surplus between the amount of enterprise income tax payable in the current year and the amount paid in the previous year. If the credited amount is greater than the surplus, the excess amount can be carried forward for up to five years, subject to certain exceptions. In addition, we have also benefited from rebates of value-added tax for our export products.

The discontinuation of these preferential tax treatments could materially and adversely affect our business, financial condition and results of operations. On March 16, 2007, the National People’s Congress, the PRC legislature, approved and promulgated a new tax law named “Enterprise Income Tax Law,” which took effect beginning January 1, 2008. Under the new tax law, foreign invested enterprises, or FIEs, and domestic companies are subject to a uniform income tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower income tax rate under the then effective tax laws or regulations. The income tax rate of such enterprises will gradually transition to the uniform tax rate within the transition period in accordance with implementing rules to be issued by the State Council. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the income tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the new tax law, entities that qualify as “high-technology companies especially supported by the PRC government” will benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. However, there are a number of requirements for a company to qualify as a “high-technology company especially supported by the PRC government,” including those relating to business scope. There can be no assurances that our Wuxi subsidiary will qualify as a high-technology company supported by the PRC government or if it does qualify, that it will continue to do so in the future and continue to benefit from such preferential tax rate. Following the effectiveness of the new tax law, our effective income tax rate may increase, unless we are otherwise eligible for preferential treatment.

In addition, according to the Enterprise Income Tax Law and its implementation rules, effective January 1, 2008, any dividends payable to us by our Wuxi subsidiary will be subject to the PRC withholding tax at the rate of 10%. Currently, any such dividends are not subject to any PRC withholding tax. Although our Wuxi subsidiary has not paid any dividends to us historically, if our Wuxi subsidiary pays any dividends to us in the future, our consolidated results of operations and the amount of dividends we pay to our stockholders may be adversely affected.

The new tax law provides only a framework of the enterprise tax provisions. Even with the promulgation of its implementation rules, the new tax law still leaves many details on the definitions of numerous terms as well as the interpretation and specific application of various provisions unclear and unspecified.

We may be treated as a resident enterprise for PRC tax purposes after the Enterprise Income Tax Law becomes effective on January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders.

Under the Enterprise Income Tax Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes. Although the implementation rules of the Enterprise Income Tax Law provides a definition of “de facto management body”, such definition has not been tested and there remains uncertainty as to which situations a non-PRC enterprise’s “de facto management body” is considered to be located in the PRC. Some members of our management team are currently based in the PRC, and may remain in the PRC after the effectiveness of the new tax law. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, and any dividend payable by us to our non-PRC corporate stockholders will also be subject to a PRC withholding tax at the rate of 10%. If we are required under the new tax law to withhold income tax on dividends we pay to our non-PRC corporate stockholders, the amount of dividends we are able to pay may be materially and adversely affected.

The intercompany transactions between us and our Wuxi subsidiary may be subject to scrutiny by the United States and the PRC tax authorities, and there may be material and adverse tax consequences if the United States or the PRC tax authorities determine that these transactions were not entered into on an arm’s length basis.

Our Wuxi subsidiary, Memsic Semiconductor (Wuxi) Co., Ltd., or Memsic Wuxi, is a PRC company. Our Wuxi subsidiary generally purchases manufacturing components from third parties but purchases a small amount of manufacturing components from our U.S. headquarters at cost. We purchase all of the MEMS sensors our Wuxi subsidiary produces.

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

We may rely on dividends paid by our Wuxi subsidiary for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our Wuxi subsidiary is required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. Memsic Wuxi currently does not have any reserve funds as of December 31, 2008 and will establish a reserve fund commencing in 2009, to the extent that it is profitable in 2009. If our Wuxi subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiary to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiary, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of China. Because all or substantially all of our net sales are denominated in U.S. dollars, but a significant portion of our expenses are denominated in RMB, any restrictions on currency exchange may limit our ability to use cash from sales generated in U.S. dollars to fund our business activities in China. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB are freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange, or SAFE, is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under the capital account of our Wuxi subsidiary, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders. In addition, we cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on foreign exchange transactions in the future.

Fluctuations in the value of RMB could negatively impact our result of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in a 17.6% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

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

The PRC State Administration of Foreign Exchange, or SAFE, recently promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any PRC resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment or capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. Although our PRC counsel has advised us that these SAFE regulations are not applicable to us or our stockholders, we cannot assure you that SAFE will agree with our position. If SAFE disagrees with us, and if any of our PRC stockholders fails to make in a timely manner the required SAFE registration or file or update the registration, our Wuxi subsidiary may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into our Wuxi subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from using the proceeds of this offering to make additional capital contribution or loans to our Wuxi subsidiary.

Any capital contributions or loans, that we, as an offshore entity, make to our Wuxi subsidiary, are subject to PRC regulations. For example, any of our loans to our Wuxi subsidiary cannot exceed the difference between the total amount of investment that our Wuxi subsidiary is approved to make under relevant PRC laws and the registered capital of our Wuxi subsidiary, and any such loans must be registered with the local branch of the SAFE as a procedural matter. In addition, our additional capital contributions to our Wuxi subsidiary must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contribution or provide loans to our Wuxi subsidiary or to fund its operations may be adversely affected, which could harm our Wuxi subsidiary’s liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

We are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, we are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in China (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. We are obligated to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. However, the relevant tax authority has advised us that due to the difficulty in determining the fair market value of our shares as a private company, we need not withhold and pay the individual income tax for the exercises until after the closing of this offering. Thus, we have not withheld and paid the individual income tax for the option exercises. We cannot assure you that the tax authority will not act otherwise and request us to withhold and pay the individual income tax immediately and impose sanctions, such as fines, on us.

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

There has been a history of significant volatility in the market prices of securities of technology companies. Since our initial public offering in December 2007, the market price for our common stock has ranged from a high of $11.00 to a low of $1.28 per share. The market price of our common stock may continue to be volatile and subject to wide fluctuations, in response to factors including the following:

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

As of March 27, 2009, individuals and entities whom we consider to be our affiliates beneficially owned approximately 33.8% of our outstanding shares of common stock. These included Dr. Yang Zhao, our president and chief executive officer, who beneficially owned 7.8% of our outstanding shares of common stock. These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and will require, beginning with the 2009 audit period, a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls will also involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results, could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our manufacturing subsidiary and approximately 38.6% of our assets were located outside of the United States as of December 31, 2008. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

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

Our current manufacturing facility and our new facility under construction are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. Our current manufacturing facility is housed in a building that comprises a production area of approximately 3,400 square meters and an office area of approximately 1,300 square meters. The current facility is responsible for manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering.

In addition, we have begun construction of two new buildings adjacent to our current facility since December 2007. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Construction on the new facility is expected to be completed in two phases. Phase one includes the structural construction of the two new buildings and furnishing and fitting out the office building. Phase two includes the furnishing and equipment of the manufacturing facility. The structural construction portion of phase one is expected to be completed at the end of the second quarter of 2009. As part of our expense reduction program, we have temporarily deferred the process of furnishing and fitting out the office building, pending more favorable economic conditions. Total capital expenditure of phase one construction is estimated to be $7.9 million, of which we have already expended $4.2 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Our stockholders adopted the following proposals at our Special Meeting in Lieu of Annual Meeting of Stockholders held on December 19, 2008:

	For	Withhold
1. To elect the following to the board of directors to serve for three-year terms as Class I directors:
Lawrence A. Kaufman	12,189,698	2,668,405
David Yang	12,189,704	2,668,399

	For	Against	Abstain
2. To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008:	14,800,391	56,712	1,000

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low reported sales prices of our common stock for the period indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2008
Quarter ended March 31, 2008	$10.20	$5.26
Quarter ended June 30, 2008	$8.20	$2.96
Quarter ended September 30, 2008	$3.15	$2.07
Quarter ended December 31, 2008	$2.19	$1.50

On March 27, 2009, the last reported sale price on the Nasdaq Global Market for our common stock was $2.00 per share. On March 27, 2009, there were approximately 37 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of the underwriters’ over-allotment option to purchase common stock, were approximately $60.2 million. Through December 31, 2008, we have applied approximately $2.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $4.2 million to the construction of two new buildings adjacent to that facility. We invested the balance of $53.8 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

In May 2008, we issued 95,000 shares of our common stock, as partial payment of the purchase price of certain assets and technology related to industrial gas-flow meters, in a private placement exempt from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

In November 2008, our Board of Directors authorized a stock repurchase program, under which our management is authorized to repurchase up to $5 million of our common stock. Under the program, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. We repurchased 106,300 shares of our common stock for a total amount of $182,494 during the three months ended December 31, 2008, pursuant to this repurchase program as follows:

Period	Total Number of Shares (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans (c)	Maximum Number (or Approximate Dollar value) of Shares That May Yet Be Purchased (d)
October 2008	—	—	—	$—
November 2008	—	—	—	$5,000,000
December 2008	106,300	$1.72	106,300	$4,817,506

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we have experienced significant growth since our products were first commercialized in 2001, our growth has slowed recently. The recent increases in our unit sales volume and sales revenue were primarily attributable to increases in the sale of our products for mobile phone applications and automotive applications. In 2008, however, our net sales and gross margins have been adversely affected by a number of factors, including a slowdown in the mobile handset market in China, the May 2008 earthquake in China, and generally weak global economic conditions. The U.S. and other global economies are currently experiencing a recession that has affected all sectors of the economy and that has continued to deepen, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experiencing extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

We expect that sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect that sales of our first non-accelerometer products, including magnetic sensors and gas-flow sensors, will begin to increase in the second half of 2009.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Prior to 2008, the significant increases in our net sales have been primarily attributable to the increases in the sales volumes of our products, particularly those for mobile phone and automotive applications. The average selling prices of our products generally decline over time and are primarily affected by a combination of the following factors:

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

•	we occasionally grant discounts to our largest customers or OEM and ODM customers for high volume purchases.

Net Sales by Application

In 2008, net sales from mobile phone applications were the largest component of our total sales, representing 37.9% of total net sales. Although our reliance on sales from mobile phone applications decreased in

2008, we expect that net sales from mobile phone applications will continue to be the largest component of our total sales in 2009. We attribute much of the decrease in net sales from mobile phone applications in 2008 to a general slowdown of the mobile phone market in China and the weak global economy in general.

Net sales from automotive applications, in absolute terms, have increased in 2008, primarily due to increases in sales of rollover application products to Autoliv Inc. To increase net sales from the automotive market, we are currently seeking to increase sales from other automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets to date, and this market has been disproportionately affected by the current global downturn.

Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less. Net sales from industrial and other markets have been limited, and we do not expect revenue from these markets to contribute significantly to our total revenue in 2009.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
Application	2008		2007
	Amount	% of net sales	Amount	% of net sales
Mobile phone	$7,601	37.9%	$14,367	56.9%
Consumer	5,353	26.7	4,274	16.9
Automotive	5,621	28.0	4,927	19.5
Industrial/other	1,501	7.4	1,702	6.7

Total	$20,076	100.0%	$25,270	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. Our customers representing 10% or more of our net sales accounted for approximately 78.8% and 71.6%, respectively, of our net sales in 2008 and 2007.

We have experienced and will continue to experience fluctuations in demand from a significant number of customers, including many of our largest customers. It is difficult for us to accurately forecast our product demand, particularly in the case of sales to our distributors, as we may not know the identity of the distributor’s OEM and ODM customers and lack information regarding their demand.

Occasionally, design changes in the products of our OEM and ODM customers have resulted in the loss of sales. For example, a design change in a product of a large OEM customer in 2008 for mobile phone applications resulted in a decrease of our sales to such customer in 2008. That customer accounted for 44.6% of our net sales in 2007.

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer and industrial applications markets in the greater China region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated. In 2008, we experienced a revenue increase from products for automotive applications in Europe.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2008		2007
	Amount	% of net sales	Amount	% of net sales
Asia (excluding Japan)	$9,645	48.1%	$16,189	64.1%
Europe	1,472	7.3	734	2.9
Japan	3,460	17.2	3,151	12.5
North America	5,499	27.4	5,167	20.4
Other	—	—	29	0.1

Total net sales	$20,076	100.0%	$25,270	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers. Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv) outsourced processing fees paid to third-party packaging service providers.

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

Prior to August 30, 2007 we deferred recognition of cost of goods sold for a major distributor, WPI, which did not meet the criteria of SFAS 48, until the product was sold through to WPI’s OEM and ODM customers. WPI accounted for 34.6% of our revenue in 2006, 55.3% of our revenue in 2007 and 12.4% of our revenue in 2008. On August 30, 2007, we amended the distributor agreement with WPI to allow for returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and subsequent to that date we have recognized the cost of goods sold as the related products are sold. For all shipments to WPI made prior to August 30, 2007, we continued to recognize costs related to products once sold by WPI to its OEM and ODM customers.

Gross Profit and Gross Margin

Until recently, our gross profit generally experienced growth in line with increases in our revenue. However, more recently, our gross margin has been decreasing from 67.0% in 2006, to 65.1% in 2007 and 47.9% in 2008. Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Notwithstanding the relatively lower margin in the mobile phone applications market, we expect to derive an increasing percentage of our total net sales from that market because of the significant potential for further revenue growth from increased penetration in that market. Our gross margin in 2008 was adversely affected by the costs related to the Olympic torch project for which during the second quarter, we had to reverse revenue that was previously recognized in the first quarter. Excluding the impact of the torch project, our gross margin in 2008 would be 53.8%.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; others, such as utilities, insurance and provision for accounts receivable; and stock-based compensation under SFAS 123(R). We expect that our general and administrative expenses will increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations as a public company upon the completion of this offering. However, we expect that such expenses will decrease as a percentage of net sales.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and others expenses and stock-based compensation under SFAS 123(R) We expect sales and marketing expenses to continue to increase as we hire additional sales and marketing personnel, expand our sales and marketing network and engage in additional marketing and promotional activities. However, we expect that such expenses will decrease as a percentage of net sales.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision (Benefit) for Income Taxes

We conduct sales through our headquarters in Andover, Massachusetts. Our Wuxi subsidiary is primarily engaged in manufacturing and engineering activities and does not conduct direct sales to customers. For internal accounting and PRC tax purposes, we account for the transfers of goods from our Wuxi subsidiary to our U.S. headquarters as sales, and calculate the transfer price of such sales based on a markup of manufacturing and operating costs. We believe the prices of these sales were consistent with the prevailing market prices.

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. At December 31, 2008, the Company had gross U.S. net operating loss carryforwards of $1.4 million, which expire in the year 2028. Included within this amount is approximately $258,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes. As of December 31, 2008, our Wuxi subsidiary had no PRC NOL carryforwards available to offset future PRC enterprise income tax and entered into the second year of the two year tax exemption period. In 2008, we recorded deferred tax assets in China as a result of temporary differences between the pre-tax income and taxable income for our MEMSIC Semiconductor since we ended the last year of the two-year tax exemption period in 2008 and will enter into a three-year period at 50% reduced income tax rate beginning in 2009.

Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Foreign Enterprise Income Tax Law, and the related implementing rules, foreign investment enterprises, or FIEs, incorporated in the PRC are generally subject to an enterprise income tax rate of 33%.

The Foreign Enterprise Income Tax Law and the related implementing rules provide certain favorable tax treatments to FIEs which qualify as high-technology companies and are registered and operate in designated high-technology zones in the PRC. Our Wuxi subsidiary is a high-technology FIE registered and operating in a designated high-technology zone. Accordingly, under the Foreign Enterprise Income Tax Law, its implementing rules and several local regulations, our Wuxi subsidiary is entitled to a preferential enterprise income tax rate of 15%. In addition, our Wuxi subsidiary is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008. After the two-year exemption period, our Wuxi subsidiary will be entitled to a 50% reduction from the then applicable income tax rate for each year from 2009 through 2011. After the expiration of this five-year tax holiday period, a preferential enterprise income tax rate of 15% may apply for so long as our Wuxi subsidiary continues to be recognized as a “high-technology company especially supported by the PRC government.”

To qualify as a “high-technology company especially supported by the PRC government” for PRC enterprise income tax purposes, a business entity generally must meet certain financial and non-financial criteria, including, but not limited to:

•	products or services of the business falling under the scope of “high-technology especially supported by the PRC government”;

•	a minimum level of revenue generated from high-technology related sales or services as a percentage of total revenue;

•	a minimum number of employees engaged in research and development as a percentage of total number of employees; and

•	a minimum level of research and development expenses as a percentage of total revenue.

If the PRC central government or applicable local governments determine that our Wuxi subsidiary is not or no longer qualifies as a “high-technology company especially supported by the PRC government,” our effective enterprise income tax rate would increase as a result.

In addition, as an FIE, our Wuxi subsidiary enjoys certain tax deductions for purchasing equipment made in China. Under the relevant regulation, if an FIE purchases Chinese-made equipment, and the price does not exceed the total investment amount of the FIE, for projects that fall within certain specified categories, 40% of the purchase price amount may be credited against the surplus between the amount of enterprise income tax payable in the current year and the amount paid in the previous year. If the credited amount is greater than the surplus, the excess amount can be carried forward for up to five years, subject to certain exceptions.

If our Wuxi subsidiary ceases to qualify for its current preferential enterprise income tax rates, we will consider options that may be available at the time that would enable it to qualify for other preferential tax treatment. To the extent we are unable to offset the expiration of, or the inability to obtain, preferential tax treatment with new tax exemptions, tax incentives or other tax benefits, our effective tax rate will increase. The amount of income tax payable by our Wuxi subsidiary in the future will depend on various factors, including, among other things, the results of operations and taxable income of our Wuxi subsidiary (which is in turn partially dependent on our internal transfer pricing policies) and the applicable statutory tax rate.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law named “Enterprise Income Tax Law,” which took effect beginning January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council. While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies.

Our Wuxi subsidiary has been qualified as a “high-technology company especially supported by the PRC government.” Therefore, a preferential enterprise income tax rate of 15% under the new tax law may apply to our Wuxi subsidiary. However, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy cannot apply simultaneously. That is to say, our Wuxi subsidiary may either choose to enjoy the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. We believe the adoption of the transition-period preferential tax policy will be more beneficial to our Wuxi subsidiary. Therefore, from 2009 to 2011, the effective income tax rate for our Wuxi subsidiary will be 12.5%.

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

Investments

We account for our investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under SFAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with Financial Accounting Standards Board (FASB) Staff Positions 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments, which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is reflected in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in other comprehensive income. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2008, our investments included $5.6 million of auction rate securities. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. We have classified our auction rate securities as long-term investments at December 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

We estimated the fair value of these securities at December 31, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 5 years. Based on our internal modeling and the value provided by the broker, we concluded that our auction rate securities had incurred a temporary unrealized impairment loss in the amount of $247,000 as of December 31, 2008, and we reduced the carrying amount of these investments by this amount to be $5.6 million. In estimating the fair value of these investments, we considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. This unrealized loss has been recorded as a component of other comprehensive income in the accompanying financial statements. We intend to hold these auction rate securities for the foreseeable future, if necessary.

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

WPI was a significant distributor which accounted for 55.3% of our net sales in 2007 and 12.4% of our net sales in 2008. The criteria under SFAS No. 48 were not met for WPI for the periods prior to August 30, 2007. Based on the early stage of our relationship with WPI and its size, we were unable to make a reasonable estimate of future returns. Therefore, we deferred recognition of revenue and related costs of good sold associated with WPI until the relevant products were shipped by WPI to its OEM and ODM customers for those periods.

On August 30, 2007, we amended the distributor agreement with WPI to allow for returns only upon our approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and we have recognized revenue and related costs upon shipment to this distributor for all shipments subsequent to this date. For all shipments to WPI made prior to August 30, 2007, we continued to recognize our revenue and related costs upon shipments to its OEM and ODM customers.

Allowance for Doubtful Accounts

The following table sets forth activities in our allowance for doubtful accounts for the periods indicated:

	For the year ended December 31,
	2008	2007
Balance at beginning of period	$8,503	$7,122
Provision for losses	—	1,381
Receivables charged against reserve	(2,062)	—

Balance at end of period	$6,441	$8,503

Our standard policy on payment terms is net 30 days from delivery. In 2008 and 2007, our average days sales outstanding was 62 days and 61 days, respectively. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and reviewed such limits prior to product shipment. We believe that such customers are of high credit quality and that we are not subject to unusual risk with respect to such customers.

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

Inventories

Inventories are stated at the lower of cost (weighted average first in-first out) or market. We evaluate our inventory for potential excess and obsolete inventories based on forecasted demands and record a provision for such amounts as necessary. We recorded a provision of $108,000 and $0 in 2008 and 2007, respectively.

Stock-Based Compensation

General

Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment, addresses accounting for stock-based compensation arrangements, including stock options and shares issued to directors, officers and employees under various stock-based compensation arrangements. This statement requires that companies use the fair value method, rather than the intrinsic-value method, to determine compensation expense for all stock-based arrangements. Under the fair value method, stock-based compensation expense is determined at the measurement date, which is generally the date of grant, as the aggregate amount by which the estimated future value of the equity security at the expected date of acquisition as computed under a stock valuation model exceeds the exercise price to be paid. The resulting compensation expense, if any, is recognized for financial reporting over the term of vesting or performance. This statement was first effective for us on January 1, 2006. As permitted, we have elected to use the prospective application as our transition method, under which SFAS 123(R) applies to all prospective stock option and share grants of stock-based compensation awards and to grants prior to January 1, 2006 that have been modified subsequently.

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

Determination of Fair Value of Common Stock

The following table sets forth for all stock options we granted during 2007 the number of shares subject to the option, the exercise price, the fair value of our common stock on the date of grant and the fair value of the option:

Date of Award	Options granted	Exercise price per share		Fair value of common stock	Fair value of option
October 2007	500,000	$11.70		$11.70	$6.72
August 2007	457,950	$7.64	(1)	$11.70	$4.64
July 2007	389,000	$6.84	(1)	$6.84	$4.18
March 2007 – April 2007	37,500	$3.70		$3.70	$2.16
January 2007 – February 2007	115,000	$1.54		$3.22	$2.38

(1)	We granted 389,000 common stock options with an exercise price of $4.88 per share in July 2007 and 457,950 common stock options with an exercise price of $6.50 per share in August 2007. At the time of the grants, the exercise price was determined by our board of directors with input from management based on the estimated fair value of our common stock. Subsequently, we had retrospective valuation reports prepared by a third party specialist to support the fair value of the options granted and determined the fair value to be $6.84 for the options granted in July and $7.64 for the options granted in August. As a result of the valuation reports, the grants were modified to increase their respective exercise prices to the reported fair values.

At the time of these option grants, the exercise price was determined by the board with input by management based on the various objective and subjective factors mentioned above as well as valuation reports when available. The intrinsic value per share is being recognized as compensation expense over the applicable vesting period (which corresponds to the service period).

We engaged an independent third party to assist management in preparing retrospective valuation reports to support the fair value of options granted. We believe that the valuation methodologies used in the retrospective valuations are consistent with the Practice Aid of the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

For additional information regarding our estimates of fair value of our common stock during 2007, see our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock Based Compensation.”

Income Taxes

Our deferred tax assets and liabilities reflect the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and of tax credits. Deferred tax assets arise when a company’s financial statements recognize charges or expenses that, for income tax purposes, will not be allowed as deductions until future periods. For example, when a corporation incurs an expense in its financial statements, such as restructuring charges, that it is not allowed to deduct on its federal tax return until paid in the future, the future tax benefit of that expense is generally recorded in the income statement as a reduction of income tax expense and in the balance sheet as a deferred tax asset. The same general treatment applies to the carry forward of unused net operating losses and unused tax credits. Deferred tax assets are often netted with deferred tax liabilities when presented in the balance sheet and are referred to as net deferred tax assets. We measure our deferred tax assets and liabilities using the tax rates and laws we expect to be in effect at the time of their reversal or utilization.

Under SFAS No. 109, “Accounting for Income Taxes,” a net deferred tax asset may be carried on the balance sheet at its full value only if it is more likely than not that the deductions, losses, or credits giving rise to such deferred tax asset will be used in the future. We periodically evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. Under GAAP, we are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is not more likely than not that the deferred tax assets will be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

As of December 31, 2008, we had been in a three year cumulative loss position in the United States for financial statement reporting purposes. Under SFAS No. 109, this cumulative loss position constitutes significant, objective evidence that we may not be able to realize our deferred tax assets in the future. Further, economic conditions in our markets deteriorated and pricing pressures increased during the fourth quarter of 2008, resulting in a net loss for the quarter and for the full year.

After considering these factors and the other available evidence, we were unable to conclude that as of December 31, 2008 it was more likely than not that we would generate sufficient taxable income in the United States in the foreseeable future to realize our deferred tax assets. We therefore recorded a non-cash charge of $1.3 million during the fourth quarter to establish a full valuation allowance against our deferred tax assets in the United States in 2008. The $115,000 balance of our net deferred tax asset at December 31, 2008 related to PRC taxes applicable to our China subsidiary. In the event we generate future taxable income in the future, our income tax expense in future periods could be reduced to the extent those deferred tax assets are deemed recoverable.

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

	2008		2007
	Amount	% of net sales	Amount	% of net sales
Net sales	$20,076	100.0%	$25,270	100.0%
Cost of goods sold	10,459	52.1%	8,817	34.9%

Gross profit	9,617	47.9%	16,453	65.1%
Operating expenses:
Research and development	4,356	21.8%	3,358	13.3%
Sales and marketing	3,159	15.7%	2,894	11.5%
General and administrative	5,949	29.6%	3,888	15.4%

Total operating expenses	13,464	67.1%	10,140	40.2%

Operating income (loss)	(3,847)	-19.2%	6,313	24.9%
Other income (expense):
Interest and dividend income	2,186	10.9%	743	2.9%
Interest expense	(26)	-0.1%	(39)	-0.2%
Other, net	331	1.6%	34	0.1%

Total other income (expense)	2,491	12.4%	738	2.8%

Earnings (loss) before income taxes	(1,356)	-6.8%	7,051	27.7%
Provision for income taxes	326	1.6%	971	3.8%

Net income (loss)	$(1,682)	-8.4%	$6,080	23.9%

Net income (loss) available to common stockholders:
Basic	$(1,682)	-8.4%	$824	3.3%

Diluted	$(1,682)	-8.4%	$964	3.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Our net sales decreased by 20.6% to $20.1 million in 2008 from $25.3 million in 2007. This decrease was due to a decrease in the number of units sold, primarily for mobile phone applications, which was partly offset by an increase in unit sales for automotive applications, and to reductions in the average selling price of our products, particularly in the mobile phone and consumer market in China. Sales in mobile phone applications accounted for $7.6 million in net sales in 2008, compared to $14.4 million in net sales in 2007. Sales in automotive rollover applications accounted for $5.6 million in 2008, compared to $4.9 million in net sales in 2007.

Cost of goods sold. Our cost of goods sold increased by 19.3% to $10.5 million in 2008 from $8.8 million in 2007. This increase was primarily due to the decrease in the volume of units sold and the costs related to the Olympic torch project.

Gross profit and gross margin. Our gross profit decreased by 41.8% to $9.6 million in 2008 from $16.5 million in 2007. Our gross margin decreased to 47.9% in 2008 from 65.1% in 2007 primarily due to the continuing decline in the average selling prices of our products, particularly on products for mobile phone applications, less efficient absorption of our manufacturing overhead cost as a result of the reduced production volume, and the impact of costs related to our Olympic torch project for which during the second quarter, we had to reverse revenue that was previously recognized in the first quarter. Excluding the impact of the torch project, our gross margin in 2008 would be 53.8%.

Research and development. Our research and development expenses increased by approximately 29.7%, to $4.4 million in 2008 from $3.4 million in 2007. This increase is primarily due to (i) an increase of $0.3 million in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. (ii) an increase of $0.6 million in research costs relating to the development of new products and (iii) an increase of $0.1million in our engineers’ travel expense. Research and development expenses, as a percentage of total net sales, increased to 21.8% for the year ended December 31, 2008 from 13.3% for the year ended December 31, 2007 due largely to the decreased revenues. We will continue to invest in research and development projects to develop new products and system solutions, and as a result, we expect our research and development expense will continue to increase in 2009.

Sales and marketing. Our sales and marketing expenses increased by approximately 9.2% to $3.2 million in 2008 from $2.9 million in 2007. The increase was primarily due to (i) an increase of $0.6 million in wages and salaries due to an increase in the number of sales and marketing employees and (ii) an increase of $0.1 million in stock based compensation expense, offset by (iii) a decrease of $0.4 million consulting fees for third-party sales consulting and sales-related software application services. Sales and marketing expenses, as a percentage of total net sales, increased to 15.7% for the year ended December 31, 2008 from 11.5% for the year ended December 31, 2007. We expect our sales and marketing expense will decrease in the first quarter of 2009 as a result of headcount reduction in our sales and marketing department at the end of 2008.

General and administrative. Our general and administrative expenses increased by approximately 53.0% to $5.9 million in 2008 from $3.9 million in 2007. This increase was primarily due to (i) an increase of $0.1 million in wages and salaries due to an increase in the number of general and administrative employees, (ii) an increase of $0.7 million in professional fees as a result of our becoming a public company, (iii) an increase of $0.5 million in stock-based compensation expense, (iv) an increase of $0.4 million in director and officer insurance and franchise taxes and (v) an increase of $0.3 million in travel, transportation and office related expenses. General and administrative expenses, as a percentage of total net sales, increased to 29.6% for the year ended December 31, 2008 from 15.4% for the year ended December 31, 2007. As part of our expense reduction program, we reduced our general and administrative headcounts at the end of 2008 and we will continue to control discretionary general and administrative expenses going into 2009.

Other income. Our other income was $2.5 million in 2008 compared to an expense of $0.7 million in 2007, primarily reflecting interest income on our higher cash and investment balances.

Provision (benefit) for income taxes. Our income tax provision was $0.3 million in 2008 compared to an income tax provision of $1.0 million in 2007. Our income tax provision in 2008 reflected our establishment of a full valuation allowance of $1.3 million at December 31, 2008 against our U.S. deferred tax assets due to uncertainty regarding future taxable income in the United States. Our Wuxi subsidiary recorded a tax benefit of $0.1 million related to establishing a deferred tax asset in China. Our Wuxi subsidiary will start its three-year tax holiday period, at 50% of the unified tax rate of 25%, in 2009.

Liquidity and Capital Resources

As of December 31, 2008, our investments included $5.6 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet. The principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

We outsource certain steps of the manufacturing process to third parties while conducting the remaining steps in-house. As a result, our principal uses of cash historically have consisted of both payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees. As of December 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents and short-term investments of $65.9 million.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$4,053	$3,332
Net cash used in investing activities	33,349	(44,366)
Net cash provided by financing activities	6,503	54,437
Effect of exchange rate changes on cash and cash equivalents	(248)	164

Net increase in cash and cash equivalents	$43,657	$13,567

In November 2008, our board of directors authorized a $5.0 million stock repurchase program and in the fourth quarter of 2008, we repurchased 106,300 shares at an average price of $1.72 per share. Approximately $4.8 million remains in our share repurchase program.

Operating Activities

Net cash provided by operating activities for 2008 was $4.1 million, which was derived from a net loss of 1.7 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $3.4 million, were primarily due to depreciation and amortization expense of $1.7 million, stock based compensation expense of $1.3 million, and deferred income taxes of $0.4 million. The adjustments relating to changes in balances of operating assets and liabilities, a net of $2.4 million, primarily consisted of $4.0 million decrease in account receivables, due to lower sales and successful collection efforts, particularly with respect to collections from one large distributor, and $0.2 million decrease in other assets, primarily due to a decrease in prepaid expenses, both offset by $1.6 million decrease in accounts payable and accrued expenses primarily related to payment of initial public offering expenses and $0.2 million increase in inventories, primarily due to inventory planning decisions made earlier in 2008, before the impact of the current economic downturn was fully apparent.

Net cash provided by operating activities for 2007 was $3.3 million, which was derived from a net income of $6.1 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $2.5 million, were primarily due to depreciation and amortization expense of $1.0 million, stock based compensation expense of $0.7 million, and deferred income tax of $0.9 million. The adjustments relating to changes in balances of operating assets and liabilities, a net of $5.3 million, consisted of a $2.1 million increase in accounts payable and accrued expenses primarily attributable to increased manufacturing materials payables and to initial public offering expenses; a $1.1 million decrease in deferred revenue, due to the amendment of WPI’s distributor agreement; a $3.1 million increase in account receivables, primarily due to an increase in sales; a $2.2 million increase in inventories, primarily due to an increase in sales forecast; and a $1.0 million increase in other assets, primarily due to an increase in refundable income taxes in the U.S. and investment interest receivables.

Investing Activities

Net cash provided by investing activities for 2008 was $33.3 million, primarily due to proceeds from the sale of short-term investments, offset by a $6.4 million investment in the construction of our new facilities and expansion of our existing manufacturing equipment capacity.

Net cash used in investing activities for 2007 was $44.4 million, primarily due to (i) the purchase of short-term investments and (ii) the purchase of property and equipment for expanding our manufacturing capacity.

Financing Activities

Net cash provided by financing activities for 2008 was $6.5 million, primarily due to $7.6 million in net proceeds from the exercise by the underwriters in our initial public offering of their over-allotment option.

Net cash provided by financing activities for 2007 was $54.4 million, primarily due to $52.6 million in net proceeds from our initial public offering.

Capital Expenditures

We have begun construction of two new buildings adjacent to our current facility since December 2007. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Construction on the new facility is expected to be completed in two phases. Phase one includes the structural construction of the two new buildings and furnishing and fitting out the office building. Phase two includes the furnishing and equipment of the manufacturing facility. The structural construction portion of phase one is expected to be completed at the end of the second quarter of 2009. As part of our expense reduction program, we have temporarily deferred the process of furnishing and fitting out the office building, pending more favorable economic conditions. Total capital expenditures in connection with phase one construction is estimated to be $7.9 million, of which we have already expended $4.2 million. Phase two of our new facility is pending the completion of phase one construction. Upon completion of phase two, we expect to have in place manufacturing capacity to meet our future production requirements for both accelerometer products and non-accelerometer products.

Our capital expenditures amounted to $6.4 million and $4.6 million in 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities. Other than operating leases for office leases, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease commitments	$697	$190	$447	$60	$—
Non-cancellable purchase orders	2,635	2,635	—	—	—

	$3,332	$2,825	$447	$60	$—

Operating lease commitments represent the leases we entered into for our headquarters, sales offices and certain equipment. Non-cancelable purchase orders included primarily contractual commitments we placed with the new facility construction contractors.

In addition, we are under a contractual obligation to make royalty payments to Simon Fraser University on a license relating to our core thermal accelerometer technology. These royalty payments are calculated as a percentage of net sales subject to a maximum of $100,000 per year.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of this FSP will have on our consolidated financial statements.

In December 2007, the FASB issued FAS 141R, Business Combinations, or SFAS 141R. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 141R may have on our 2009 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 will be effective for us on January 1, 2008. The adoption of the provisions of SFAS 159 did not have any impact on our financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Memsic, Inc.

We have audited the accompanying consolidated balance sheets of Memsic, Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Memsic, Inc. at December 31, 2008 and December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Ernst and Young LLP

Boston, Massachusetts

March 27, 2009

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$64,365,607	$20,708,794
Short-term investments	1,485,023	46,925,000
Accounts receivable, net of allowance for doubtful accounts of $6,441 and $8,503 as of December 31, 2008 and 2007, respectively	1,884,194	5,917,457
Inventories	6,267,911	5,614,050
Deferred taxes	78,204	74,708
Other assets	969,892	1,090,513

Total current assets	75,050,831	80,330,522
Property and equipment, net	13,351,721	7,677,774
Long-term investments	5,553,000	—
Intangible assets, net	978,256	390,940
Deferred taxes	36,439	422,700
Other assets	51,529	29,628

Total assets	$95,021,776	$88,851,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,360,274	$2,224,349
Accrued expenses	1,380,071	2,189,583
Note payable	—	1,000,000

Total current liabilities	2,740,345	5,413,932

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,694,425 and 22,768,600 shares issued and outstanding at December 31, 2008 and 2007, respectively	237	228
Additional paid-in capital	96,538,040	87,176,262
Accumulated other comprehensive income	2,227,901	1,063,747
Accumulated deficit	(6,484,747)	(4,802,605)

Total stockholders’ equity	92,281,431	83,437,632

Total liabilities and stockholders’ equity	$95,021,776	$88,851,564

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Net sales	$20,076,444	$25,269,632
Cost of goods sold	10,458,790	8,816,502

Gross profit	9,617,654	16,453,130
Operating expenses:
Research and development	4,355,730	3,358,544
Sales and marketing	3,159,476	2,893,793
General and administrative	5,948,847	3,887,752

Total operating expenses	13,464,053	10,140,089

Operating income (loss)	(3,846,399)	6,313,041
Other income (expense):
Interest and dividend income	2,185,504	742,996
Interest expense	(25,648)	(39,004)
Other, net	330,525	34,137

Total other income (expense)	2,490,381	738,129

Earnings (loss) before income taxes	(1,356,018)	7,051,170
Provision for income taxes	326,124	971,261

Net income (loss)	$(1,682,142)	$6,079,909

Net income (loss) available to common stockholders:
Basic	$(1,682,142)	$823,710

Diluted	$(1,682,142)	$963,787

Net income (loss) per common share:
Basic	$(0.07)	$0.26

Diluted	$(0.07)	$0.25

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,681,923	3,127,914

Diluted	23,681,923	3,826,872

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Stockholder Loans Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Par Value
Balance December 31, 2006	27,848,912	$32,928,602	2,113,020	$21	$—	$342,049	$(44,913)	$(10,882,514)	$(10,585,357)
Net income								6,079,909	6,079,909
Foreign currency translation adjustment						721,698			721,698

Comprehensive income									6,801,607
Sale of Series D convertible preferred stock	272,727	600,000							—
Exercise of options to purchase common stock			594,762	6	305,903				305,909
Excess tax benefit from option exercise					77,391				77,391
Stock compensation expense					710,767				710,767
Interest on stockholder note					1,059		(1,059)		—
Payments received on stockholder loan							4,000		4,000
Forgiveness of stockholder loan							41,972		41,972
Issuance of common stock from initial public offering			6,000,000	60	52,552,681				52,552,741
Conversion of preferred stock to common stock from initial public offering	(28,121,639)	(33,528,602)	14,060,818	141	33,528,461				33,528,602

Balance December 31, 2007	—	—	22,768,600	228	87,176,262	1,063,747	—	(4,802,605)	83,437,632
Net loss								(1,682,142)	(1,682,142)
Foreign currency translation adjustment						1,411,154			1,411,154
Unrealized loss on auction rate securities						(247,000)			(247,000)

Comprehensive loss									(517,988)
Exercise of options to purchase common stock			114,125	1	46,636				46,637
Stock compensation expense					1,258,830				1,258,830
Issuance of common stock to purchase know how			95,000	1	509,199				509,200
Issuance of common stock from underwriters’ over allotment			823,000	8	7,638,892				7,638,900
Repurchase and retirement of common stock			(106,300)	(1)	(182,493)				(182,494)
Adjustment of issuing cost for initial public offering					90,714				90,714

Balance December 31, 2008	—	—	23,694,425	$237	$96,538,040	$2,227,901	$—	$(6,484,747)	$92,281,431

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,682,142)	$6,079,909
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,695,330	1,011,816
Stock compensation expense	1,258,830	710,767
Excess tax benefit from stock-based compensation arrangement	—	(77,391)
Deferred income taxes	382,765	857,892
Forgiveness of stockholder loan	—	41,972
Changes in assets and liabilities:
Accounts receivable	4,033,263	(3,096,061)
Inventories	(236,680)	(2,178,869)
Other assets	231,627	(1,015,450)
Accounts payable and accrued expenses	(1,629,614)	2,136,437
Deferred revenue	—	(1,139,170)

Net cash provided by operating activities	4,053,379	3,331,852
Cash flows provided by (used in) investing activities:
Purchase of short-term investments	(20,045,317)	(56,650,000)
Proceeds from sale of short-term investments	59,825,000	16,625,000
Purchase of property and equipment	(6,430,604)	(4,591,245)
Decrease (increase) in restricted cash	—	250,646

Net cash provided by (used in) investing activities	33,349,079	(44,365,599)
Cash flows provided by (used in) financing activities:
Proceeds from completion of initial public offering, net of offering costs of $3,247,259		52,552,741
Proceeds from exercise of underwriters’ over-allotment to purchase Common Stock, net of offering costs of $591,100	7,638,900	—
Proceeds from (payments of) notes payable	(1,000,000)	897,184
Net proceeds from sale of convertible preferred stock	—	600,000
Repurchase of common stock	(182,494)
Proceeds from exercise of options to purchase common stock	46,637	305,909
Excess tax benefit from stock-based compensation arrangement	—	77,391
Collection of stockholder loans receivable	—	4,000

Net cash provided by financing activities	6,503,043	54,437,225
Effect of exchange rate changes on cash and cash equivalents	(248,688)	163,503

Net increase in cash and cash equivalents	43,656,813	13,566,981
Cash and cash equivalents—beginning of period	20,708,794	7,141,813

Cash and cash equivalents—end of period	$64,365,607	$20,708,794

Supplemental disclosures of non-cash transactions:
Acquisition of intangible asset in exchange for common stock	$509,200	$—

Preferred stock converted to common stock	$—	$33,528,602

Supplemental disclosures of cash flows information:
Cash paid for interest	$25,648	$39,004

Cash paid for income taxes	$—	$436,000

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

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company places its cash equivalents with high credit quality financial institutions that participate in the U.S. Treasury’s Temporary Guarantee Program, which protects market investment balances as of September 19, 2008 through April 30, 2009.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At December 31, 2008 and 2007, the underlying currency for approximately 38.6% and 19.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

Foreign currency exchange transaction gains or losses are charged to operations as incurred, and have not been significant for all periods presented. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity (deficit).

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No.130, Reporting Comprehensive Income, established the standards for reporting and displaying comprehensive income (loss) in financial statements. Comprehensive income (loss) is defined to include all changes in stockholders’ equity (deficit) during the period other than those changes that result from investments by and distributions to stockholders.

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

The Company as indicated below had customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. The Company establishes credit limits for each of its customers and reviews such limits prior to product shipment. The Company believes that the customers indicated below are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral. The following schedule summarizes the percent of total sales to customers for the periods indicated.

	For the year ended December 31,
Customer	2008	2007
Customer A	14.9%	—
Customer D	12.4	55.3%
Customer E	21.0	16.3
Customer F	14.5	—
Customer G	16.0	—

% of total sales	78.8%	71.6%

The following schedule summarizes the percent of total accounts receivable balances for certain customers at the dates indicated.

	Year ended December 31,
Customer	2008	2007
Customer D	—	79.0%
Customer E	32.4%	—
Customer F	14.2	—
Customer G	17.4	—

% of total accounts receivable	64.0%	79.0%

Concentration of Supplier

The Company relies on one supplier who is an affiliated investor for all wafer purchases required in the manufacturing process for its accelerometer products, which represents approximately 50% of all material costs for all periods presented in the accompanying consolidated financial statements. At December 31, 2008, the Company had $45,000 of non-cancellable open purchase order agreements with this affiliated supplier.

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

Intangible Assets

Intangible assets relate to issued and applied for patents on the Company’s core technology, as well as gas meter processing know-how purchased in May 2008. The Company amortizes its own patents over 15 years and amortizes the purchased know-how over 5 years.

Intangible assets consisted of the following:

	December 31,
	2008	2007
Patents	$631,624	$457,132
Know-how	509,200	—

Gross intangible assets	1,140,824	457,132
Accumulated amortization	(162,568)	(66,192)

Net intangible assets	$978,256	$390,940

Amortization expense expected over the next five years is approximately $144,000 per year.

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $108,000 and $0 in 2008 and 2007, respectively.

Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

As of December 19, 2007, the effective date of the Company’s IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of common stock. For the period prior to December 19, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share as clarified by Emerging Issues Task Force (EITF) Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the more dilutive of the (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to convertible preferred stockholders based on dividend participation rights under the Company’s Certificate of Incorporation and then to convertible preferred and common stockholders based on ownership interests. Net losses are not allocated to convertible preferred stockholders.

Property and Equipment

Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing straight-line and accelerated methods over the estimated three to five-year life for equipment and furniture and fixtures, estimated twenty year life for the building in China, and the estimated forty-seven year life for land in China. Chinese statutory regulations stipulate that the ownership of land reverts back to the PRC after forty-seven years. The Company estimates a residual value of 10% of the assets’ original cost in calculating depreciation for assets in China. Leasehold improvements are depreciated over the shorter of the useful life or term of the lease. Costs for repairs and maintenance that do not increase the useful life of the asset are expensed as incurred.

Research and Development

Research and development costs are expensed as incurred.

Revenue Recognition

The Company recognizes revenue from the sale of its product to end customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) the Company’s products have been shipped and risk of loss has passed to the customer; (iii) the Company has completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which the Company is entitled is fixed or determinable; and (v) the Company believes it is probable that it will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations when in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

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

The Company had a significant distributor for which the criteria under SFAS No. 48 had not been met for periods prior to August 30, 2007. Based on the early stage of the relationship with this distributor and its size, the Company was unable to make a reasonable estimate of future returns. Therefore, the Company deferred recognition of revenue and related product costs associated with sales to this distributor until the product was shipped to the distributor’s end customers. Deferred revenue at June 30, 2007 amounted to $2.0 million. On August 30, 2007, the Company amended the agreement with the distributor to allow for returns only upon the Company’s approval. Accordingly, the criteria under SFAS No. 48 have been met for this distributor as of August 30, 2007, and the Company recognizes revenue upon shipment to this distributor for all shipments made on or after August 30, 2007 based on shipments to this distributor. For all shipments through this distributor made prior to August 30, 2007, the Company continued to recognize its revenue upon shipments to the end customers. At December 31, 2007, all such shipments made to this distributor prior to August 30, 2007 had been sold by this distributor to end customers and therefore, there was no remaining deferred revenue at that date.

Reclassification

The company has reclassified certain prior year amounts to conform to the current year’s presentation, including amounts for prior years included in its consolidated balance sheets with respect to its short-term and long-term deferred tax assets.

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

Short-term investments held by the Company at December 31, 2008 were primarily investments in mutual funds. Short-term investments held by the Company at December 31, 2007 consisted primarily of auction rate securities, which are classified as long-term investments as of December 31, 2008 (see Note 4).

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

Translation of Foreign Currency

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity (deficit) and reported as a part of comprehensive income (loss). Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

Stock Split

On November 9, 2007, the Company’s board of directors approved a 1-for-2 reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on November 20, 2007 and all common share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141(R) may have on its 2009 consolidated financial statements.

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

4. LONG-TERM INVESTMENTS

Investments held by the Company at December 31, 2008 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have high credit quality ratings of at least AAA/Aaa and contractual maturities of greater than 10 years.

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

At December 31, 2008, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.8 million. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions during 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of December 31, 2008	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,553	$—	$—	$5,553	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2008	—
Additions	—
Transfers to Level 3	$5,800
Gains and losses:	—
Reported in earnings	—
Reported in other comprehensive loss	(247)

Balance at December 31, 2008	$5,553

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest on those investments involved in failed auctions at the specified contractual rate, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at December 31, 2008. The Company therefore estimated the fair value of these securities at December 31, 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 5 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs.

Based on the Company’s internal modeling, the Company recorded a temporary unrealized impairment loss of $247,000 in other comprehensive loss at December 31, 2008 and wrote down the carrying value of these securities accordingly, from $5.8 million to $5.6 million. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company continues to monitor the market for auction rate securities and adjust its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$1,575,554	$1,200,179
Work in process	3,397,176	2,674,165
Finished goods	1,295,181	1,739,706

Total	$6,267,911	$5,614,050

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Land	$359,272	$373,620
Building and improvements	1,638,433	1,541,132
Machinery and equipment	10,505,372	7,405,611
Computer hardware and software	689,791	519,527
Construction-in-progress	5,359,072	1,025,598

Total property and equipment, at cost	18,551,940	10,865,488
Less accumulated depreciation and amortization	5,200,219	3,187,714

Property and equipment, net	$13,351,721	$7,677,774

The Company began the construction of two new buildings adjacent to its current facility in December of 2007. Upon completion, the new facility is expected to comprise 20,800 square meters, consisting of 8,700 square meters housing for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Construction on the new facility is expected to be completed in two phases. Phase one includes the structural construction of the two new buildings and furnishing and fitting out the office building. Phase two includes the furnishing and equipment of the manufacturing facility. The structural construction portion of phase one is expected to be completed at the end of the second quarter of 2009. As part of the Company’s expense reduction program, the Company has temporarily deferred the process of furnishing and fitting out the office building, pending more favorable economic conditions. The additional capital to complete phase one structural construction is estimated to be $1.6 million. The Company does not believe any impairment has occurred since its intention to utilize the new facility in its own operations has not changed. Phase two construction has been deferred pending the completion of phase one construction.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued compensation	$276,282	$784,938
Professional fees	356,342	482,409
Initial public offering costs	361,751	584,526
Other	385,696	337,710

Total accrued expenses	$1,380,071	$2,189,583

8. CONVERTIBLE PREFERRED STOCK

On December 19, 2007, the Company closed its initial public offering of common stock and 28,121,639 shares of Preferred Stock were converted into 14,060,818 shares of common stock.

The Company had the following series and share designations of convertible preferred stock (Preferred Stock) prior to the completion of the initial public offering:

Convertible Stock	Dates Issued	Per Share Price	Shares Issued and Outstanding December 18, 2007
Series A	March 1999 and October 2000	$0.10 to $0.55	9,840,000
Series B	May 2001 and September 2001	$1.19	6,939,246
Series C	August 2002 through May 2004	$1.50	7,266,666
Series D	December 2006 and April 2007	$2.20	4,075,727

Total			28,121,639

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

The Company measured the Preferred Stock at its original purchase price since the deemed liquidation was not probable at any of the reporting dates. The carrying values of the Preferred Stock at December 18, 2007 were as follows:

December 18, 2007
Carrying Value
Series A	$5,412,000
Series B	8,250,000
Series C	10,900,002
Series D	8,966,600

$33,528,602

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

Upon conversion to common stock, the holder’s right to receive cumulative undeclared dividends expired. Effective December 19, 2007 the Company’s authorized capital stock included 10,000,000 shares of preferred stock with a $0.00001 par value per share, all of which were undesignated at December 31, 2008 and 2007.

9. COMMON STOCK

On December 19, 2007, the Company completed an initial public offering. The holders of the Company’s common stock including shares issued in this offering, are entitled to one vote for each share held.

In March 2001, the Company issued an officer of the Company a loan, bearing interest at 5.07% for $200,000 related to the purchase of 200,000 shares of restricted common stock. The principal amounts of the loan were forgiven through 2006, and the interest was forgiven in 2007.

The Company reserved 2,942,130 and 3,475,718 shares at December 31, 2008 and 2007 for options to purchase common stock.

10. STOCK INCENTIVE PLAN

Description of Plan

On March 29, 2000, the Company’s stockholders and board of directors approved the 2000 Omnibus Stock Plan (the “Plan”), as amended, under which 2,969,000 shares of the Company’s common stock was reserved for issuance to directors, officers, employees, and consultants. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Plan provides that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

On August 22, 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan, (the “2007 Plan”), under which 3,000,000 shares of the Company’s common stock are available for issuance. At the adoption date, 1,500,000 shares were reserved for issuance. The reserved amount will increase by 300,000 shares in each of the five anniversaries from the adoption date, for an aggregate of 3,000,000 shares issuable under the 2007 Plan. In November 2007, the Company’s board of directors approved to close the 2000 Plan and transferred the remaining options of 26,425 shares available for grant under the 2000 plan to the 2007 plan increasing the initial number of shares available for issuance from 1,500,000 to 1,526,425.

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

Determination of Fair Value of Common Stock

The Company had the following option grants during 2007 prior to the completion of its initial public offering:

Date of Award	Options Granted	Exercise Option Price Per Share		Fair Value of Common Stock	Fair Value of Option
October 2007	500,000	$11.70		$11.70	$6.72
August 2007	457,950	$7.64	(1)	$7.64	$4.64
July 2007	389,000	$6.84	(1)	$6.84	$4.18
March 2007 – April 2007	37,500	$3.70		$3.70	$2.16
January 2007 – February 2007	115,000	$1.54		$3.22	$2.38

(1)

The Company granted 389,000 common stock options with an exercise price of $4.88 per share in July 2007 and 457,950 common stock options with an exercise price of $6.50 per share in August 2007. At the time of the grants the exercise prices were determined by the

Board with input from management based on the estimated fair value of its common stock. Subsequently, the Company had retrospective valuation reports prepared by a third party valuation specialist to support the fair value of the options granted and determined the fair value to be $6.84 for the options granted in July and $7.64 for the options granted in August. As a result of the valuation reports, the grants were modified to increase their respective exercise prices to the reported fair values.

The Company issued Series D convertible preferred stock at $2.20 in April 2007.

At the time of these option grants, the exercise price was determined by the Board with input by management based on the various objective and subjective factors mentioned above as well as valuation reports when available. The fair value per share is being recognized as compensation expense over the applicable vesting period (which corresponds to the service period).

The Company engaged an independent third party to assist management in preparing retrospective valuation reports to support the fair value of options granted during 2007. Management believes that the valuation methodologies used in the retrospective valuations are consistent with the Practice Aid of the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Three of the scenarios assume a shareholder exit, either through an initial public offering (IPO), a sale of the Company to a strategic acquirer, or dissolution of the company at or below liquidation preference. The fourth scenario assumes operations continue as a private company and no exit transaction occurs. For the IPO scenario, the estimated future and present values for the Company’s common stock was calculated using assumptions including; the expected pre-money valuation (pre-IPO) based on the guideline public company method discussed above; the anticipated dates of the future expected IPO; and an appropriate risk-adjusted discount rate. For the sale scenario, the estimated future and present values for the Company’s common stock was calculated using assumptions including: an equal weighting of the guideline public company method and the discounted cash flow method discussed above; the expected dates of the future expected sale and an appropriate risk-adjusted discount rate. For the dissolution scenario, all of the proceeds are distributed to the preferred shareholders. No proceeds are available for distribution to the common shareholders, and the value of the common stock is zero. For the private company with no exit scenario, an equal weighting of the guideline public company method and the discounted cash flow method based on present day assumptions was used. Finally, the present value calculated for the Company’s common stock under each scenario was probability weighted based on management’s estimate of the relative occurrence of each scenario.

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

Valuation of Stock Options

The Company has incorporated the fair values determined in the retrospective valuations for the stock options granted prior to the initial public offering in 2007 and the market value for stock options granted post the initial public offering into the Black-Scholes option pricing model when calculating the compensation expense to be recognized. The key input assumptions used in the Black-Scholes option pricing model include; (i) the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and (iv) dividend yield, the Company has not paid dividends in the past and it does not expect to in the foreseeable future. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The fair value of each option grant was estimated on the date of grant utilizing the following assumptions:

	2008	2007
Volatility	64%-72%	64%-68%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	2.0%-3.3%	4.5%-5.6%
Forfeitures	27%-39%	22-30%

For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense for the fair value of stock options granted to the Company’s employees and directors in the amount of $1,215,833 and $491,127, respectively. At December 31, 2008, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $3.8 million.

For stock options issued in 2005, the Company recorded a deferred stock compensation expense of $629,000 for the intrinsic value of these options applying the fair value provided from a valuation report on February 28, 2006. For the year ended December 31, 2008 and 2007, the Company recorded stock-based compensation expense for these options in the amount of $80,858 and $103,075, respectively. At December 31, 2008, the total unrecognized stock-based compensation expense was approximately $32,259.

The stock option activity under the 2000 and 2007 Stock Plan is as follows:

Activity	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding options at December 31, 2006	1,224,480	$0.54	7.0	$3,281,606

Granted	1,499,450	8.20
Exercised	(594,762)	0.51
Cancelled	(145,875)	5.39

Outstanding options at December 31, 2007	1,983,293	$5.99	8.8	$9,002,669

Granted	1,154,350	3.34
Exercised	(114,125)	0.41
Cancelled	(666,463)	4.95

Outstanding options at December 31, 2008	2,357,055	$5.26	8.5	$461,764

Exercisable options at December 31, 2008	527,043	$3.44		$349,543

Exercisable options at December 31, 2007	304,530	$0.51		$2,929,636

Weighted average fair value of 2007 options granted		$4.98
Weighted average fair value of 2008 options granted		$1.90
Options available for grant at December 31, 2008	585,075
Vested and expected to vest at December 31, 2008	1,741,370	$5.00	—	$427,603

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2008 and 2007 were $141,669 and $201,983, respectively. The total fair value of options vested during December 31, 2008 and 2007 was approximately $1,231,000 and $309,500, respectively.

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense for stock option grants to consultants in the amount of ($36,445) and $116,600, respectively.

The total unrecognized stock-based compensation expense related to the non-qualified common stock option grants to consultants expected to be charged to operations was estimated to approximate $62,000 and $266,000, respectively, at December 31, 2008 and 2007.

11. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is the sum of net income (loss), the foreign currency translation adjustment and unrealized impairment loss on auction rate securities, as follows:

	For the year ended December 31,
	2008	2007
Net income (loss)	$(1,682,142)	$6,079,909
Other comprehensive income:
Foreign currency translation adjustment	1,411,154	721,698
Unrealized impairment loss	(247,000)	—

Total comprehensive income (loss)	$(517,988)	$6,801,607

The accumulated other comprehensive income was $2,227,901 and $1,063,747 at the end of December 31, 2008 and 2007, respectively. Accumulated other comprehensive income related to the accumulated unrealized impairment loss was $247,000 and $0 at December 31, 2008 and 2007. The accumulated foreign currency translation adjustment was $2,474,901 and $1,063,747 at the end of December 31, 2008 and 2007, respectively.

12. NET INCOME (LOSS) PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Years Ended December 31,
	2008	2007
Numerator:
Net income (loss)	$(1,682,142)	$6,079,909

Allocation of net income (loss)(1):
Net income allocable to period during which two classes of equity securities outstanding	$—	$5,896,332
Net income (loss) allocable to period during which only one class of equity securities outstanding	(1,682,142)	183,577

Net income (loss)	$(1,682,142)	$6,079,909

Basic:
Preferred stock cumulative dividends	$—	$1,627,722
Undistributed net income allocated to preferred stockholders	—	3,628,477

Net income available to preferred stockholders	—	5,256,199
Net income (loss) available to common stockholders	(1,682,142)	823,710

Net income	$(1,682,142)	$6,079,909

Diluted:
Accretion of preferred stock	$—	$1,627,722
Undistributed net income allocated to preferred stockholders	—	3,488,400

Net income available to preferred stockholders	—	5,116,122
Net income (loss) available to common stockholders	(1,682,142)	963,787

Net income (loss)	$(1,682,142)	$6,079,909

Denominator:
Basic weighted average shares	23,681,923	3,127,914
Dilution effect of common stock equivalents	—	698,958

Diluted weighted average shares	23,681,923	3,826,872

Calculation of net income (loss) per common share
Basic:
Net income (loss) available to common stockholders	$(1,682,142)	$823,710

Weighted average shares of stock outstanding	23,681,923	3,127,914

Net income (loss) per common share	$(0.07)	$0.26

Diluted:
Net income (loss) available to common stockholders	$(1,682,142)	$963,787

Weighted average shares of stock outstanding	23,681,923	3,826,872

Net income (loss) per common share	$(0.07)	$0.25

(1)	As of December 19, 2007, the effective date of the Company’s IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of convertible preferred stock into shares of common stock.

The following table summarizes the accretion of dividends to preferred stock used in the net income (loss) per common share calculation:

Period ended December 19, 2007
Series A accretion of dividends	$418,725
Series B accretion of dividends	638,301
Series C accretion of dividends	316,249
Series D accretion of dividends	254,447
Issuance costs	—

$1,627,722

13. INCOME TAXES

The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC.

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2008	2007
Income tax expense (benefit)
Current:
Federal	$(64,514)	$38,008
State	7,873	75,361
Foreign	—	—

Total current	(56,641)	113,369

Deferred:
Federal	500,085	652,433
State	(2,677)	205,459
Foreign	(114,643)	—

Total deferred	382,765	857,892

	$326,124	$971,261

The following table presents pre-tax income (loss) for the Company and its subsidiary:

	Year Ended December 31,
	2008	2007
United States	$(1,829,138)	$2,260,798
China	473,120	4,790,372

	$(1,356,018)	$7,051,170

The following table reconciles the provision for taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the net income (loss):

	Year Ended December 31,
	2008	2007
Provision (benefit) computed at statutory rate	$(461,046)	$2,397,397
State income tax, net of federal benefit	5,196	185,341
Permanent differences	(139,850)	19,530
Increase in valuation allowance	1,191,008	—
Other	5,640	(2,281)
Foreign rate difference	(274,824)	(1,628,726)

Provision for income taxes	$326,124	$971,261

The Company has a policy to reinvest any earnings of its MEMSIC Semiconductor in the Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2008, the Company had cumulative foreign earnings of $4.9 million. The Company’s subsidiary in China is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIEs”) and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate of a 30% foreign enterprise income tax (“FEIT”), and a 3% local income tax.

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

Since the Company’s subsidiary in China qualifies as a “high technology” enterprise specially supported by the PRC government, it is entitled to the reduced FEIT rate of 15% and is exempt from FEIT for its first two years of profitable operations after offsetting prior year’s tax losses and is entitled to a 50% reduction in its FEIT for the following three years as approved by the tax authorities in accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and its Implementation Rules issued in 1991. In addition, the Company’s MEMSIC Semiconductor is exempted from the 3% local income tax during the above preferential tax treatment periods of five years pursuant to the Rule Concerning Exemption or Reduction of Local Income Tax for Foreign Invested Enterprises issued by the People’s Government of Guangdong Province issued in 1992.

However, according to the relevant transition preferential tax policies issued by the State Council on March 16, 2007, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. That is to say, MEMSIC Semiconductor may either choose to enjoy the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. The Company believes the adoption of the transition-period preferential tax policy will be more beneficial to MEMSIC Semiconductor.

At December 31, 2008, the MEMSIC Semiconductor ended its second year of the two-year tax holiday and expects to apply a 50% reduced uniform enterprise income tax rate from 2009 to 2011 resulting in an effective rate of 12.5%.

Significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2008	2007
Deferred tax asset
Accruals and reserves	$374,804	$36,700
Net operating loss carryforwards	396,800	5,700
AMT tax credit carryforward	38,008	38,008
Depreciation and amortization	47,939	117,900
Stock based compensation	448,100	299,100
Long term investment	84,600	—

Deferred tax assets	1,390,251	497,408

Less valuation allowance	(1,275,608)	—

Net deferred tax assets	$114,643	$497,408

Of the $1,275,608 valuation allowance, $84,600 was recorded through other comprehensive income related to temporary decline of the long-term investment balance.

The deferred tax assets related to temporary differences of the Company’s China subsidiary for the years ended December 31, 2008 and 2007 amounted to $114,643 and $0, respectively.

As of the fourth quarter of 2008, the Company entered into a three-year cumulative loss position in the United States and concluded that a valuation allowance was appropriate for its deferred tax assets in the United States. After considering all sources of taxable income for the carryover period in accordance with SFAS No. 109, the Company recorded a full valuation allowance against its deferred tax assets based upon uncertainty with respect to future taxable income in the United States.

At December 31, 2008, the Company had gross U.S. net operating loss carryforwards of $1.4 million, which expire in the year 2028. Included within this amount is approximately $258,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

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

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarters facility, sales offices and certain equipment under non-cancelable operating leases expiring through 2012. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2008, future minimum annual non-cancelable operating lease commitments were $190,000, $159,000, $144,000, $144,000 and $60,000 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 respectively. Total rent expense for the years ended December 31, 2008 and 2007 was $196,000 and $167,000, respectively.

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

The license agreement requires that the Company pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. The Company paid royalty fees in the amount of $100,000 in each of the two years ended December 31, 2008 and 2007, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all U.S. employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2008 and 2007, the Company’s contributions, including administrative fees, were approximately $24,937 and $32,246, respectively.

General

The Company is subject to potential claims in the normal course of business and on occasion, may be named as a defendant in lawsuits. There is no pending claim that the Company believes would, if decided adversely to the Company, have a material impact on the Company’s accompanying financial statements.

15. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the development and design, manufacture and sale of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. Within this segment, the Company’s chief executive officer views the operations of the manufacturing unit and the sales and marketing organizations as an integrated business unit and utilizes enterprise wide operating results as one factor in making operating decisions.

Revenues, denominated in United States dollars, by geographical region are as follows:

	For the year ended December 31,
	2008	2007
Asia (excluding Japan)	$9,645,189	$16,188,453
Europe	1,472,064	733,933
Japan	3,460,290	3,151,440
North America	5,498,901	5,166,716
Other	—	29,090

Total	$20,076,444	$25,269,632

Revenues, by product application are as follows:

	For the year ended December 31,
	2008	2007
Mobile Phone	$7,600,739	$14,367,117
Consumer	5,352,739	4,273,615
Automotive	5,621,455	4,927,338
Industrial/other	1,501,511	1,701,562

Total	$20,076,444	$25,269,632

Long-lived assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
	2008	2007
United States	$6,557,971	$786,366
China	13,376,535	7,311,976

Total	$19,934,506	$8,098,342

Total assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
	2008	2007
United States	$58,369,649	$71,469,309
China	36,652,127	17,382,255

Total	$95,021,776	$88,851,564

16. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	Year Ended December 31,
	2008	2007
Balance at the beginning of the period	$8,503	$7,122
Provision for losses	—	1,381
Receivables charged against reserve	(2,062)	—

Balance at the end of the period	$6,441	$8,503

17. NOTE RECEIVABLE

On October 15, 2008, the Company entered into a Convertible Note Agreement with Intelligent Spatial Technologies, Inc. (“iST”), where the Company provided a loan in the amount of $300,000 to iST at an interest rate of 6% per annum to fund the development by iST of application technology synergistic to the Company’s emerging product solutions. The principal amount, together with any then unpaid accrued interest and all other amounts owed (the “Outstanding Balance”) shall be due and payable on July 31, 2011. This loan has a conversion feature. In the event of iST obtains financing prior to the repayment of the Outstanding Balance, the Outstanding Balance shall automatically be converted into iST’s capital stock or equity securities at a conversion price equal to 50% of the per share selling price sold in iST’s financing. At December 31, 2008, the Company reserved the full amount of the $300,000 note receivable based on its evaluation of iST’s financial situation and repayment ability.

18. QUARTERLY DATA (Unaudited)

	2008 Quarter Ended
	March	June(1)	September	December(2)
Net sales	$6,258,228	$3,603,810	$5,015,423	$5,198,983
Gross profit	3,537,191	1,129,517	2,572,160	2,378,786
Net income (loss)	1,537,170	(1,433,277)	131,122	(1,917,157)
Basic and diluted net income (loss) per common share	$0.06	$(0.06)	$0.01	$(0.08)

	2007 Quarter Ended
	March	June	September	December
Net sales	$4,315,739	$5,124,836	$9,328,016	$6,501,041
Gross profit	2,922,639	3,349,577	6,047,765	4,133,149
Net income	778,934	1,145,763	2,778,384	1,376,828
Basic and diluted net income per common share	$0.02	$0.04	$0.14	$0.06

Note:

(1)	The second quarter of 2008 net sales included a $2.0 million reversal of revenue related to revenue which was recorded in the first quarter of 2008 related the sale of torches used for the 2008 Olympic Games.
(2)	The fourth quarter of 2008 net sales included a $171,000 reversal of rebate allowance due to a change in estimate. The fourth quarter of 2008 net loss included $1.3 million, the impact of a valuation allowance against the deferred tax assets in the US.

19. SUBSEQUENT EVENT

On January 6, 2009, the Company entered into a Purchase and Lease Agreement with Advanced MicroSensors, Inc. (“AMS”), in which the Company agreed to acquire certain equipment from AMS for an amount of $300,000 and agreed to lease the equipment back to AMS over a one-year period.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

(a) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2008 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, as permitted by the transition rules of the Securities and Exchange Commission applicable to newly public companies.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
Lawrence A. Kaufman, Ph.D	67	2011	Director
David Yang(1)(2)	40	2011	Director

CLASS II DIRECTORS
Roger W. Blethen(2)	57	2009	Lead Director
Yang Zhao, Ph.D	46	2009	President, Chief Executive Officer and Chairman of the Board of Directors

CLASS III DIRECTORS
Michael Tung(1)(3)	53	2010	Director
Paul M. Zavracky, Ph.D(1)(2)(3)	60	2010	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

Lawrence A. Kaufman, Ph.D. has served as a director since 2008. Mr. Kaufman has been the president and chief executive officer of Lightwave Power Inc., a provider of photovoltaic products for solar energy, since May 2008. From 2006 to 2007, Dr. Kaufman was a partner in The GulfStream Group. Prior to joining The GulfStream Group, Dr. Kaufman founded Sionex Corporation, a venture-backed company that develops miniature chemical sensors, and served as its president and chief executive officer from 2000 to 2003 and as Executive Vice President from 2003 to 2005. Dr. Kaufman currently serves as a director of Sionex Corporation and is a partner in The Pinnacle Acquisition Group. Dr. Kaufman was a director of Optical Tape Systems, Inc., from 2005 to 2007, and a director of The MicroOptical Corporation, from 2002 to 2006. Dr. Kaufman received a Bachelor of Science degree in Physics from Rensselaer Polytechnic Institute and a Ph.D. in Solid State Physics from Tufts University.

David Yang has served as a director since 2007. Mr. Yang is a partner of The CID Group and joined The CID Group as one of the founding employees in 1998. Prior to founding The CID Group, Mr. Yang co-founded an incubator firm, Future Technology Consulting, Inc. to provide legal and advisory work to technology start-up companies in Taiwan. From 1994 to 1997, he served as a lawyer for Tsar and Tsai Law Firm and Jones Day. Mr. Yang has previously served as director or observer for Techwell, Inc., Advanced Analogic Technologies, Inc. and Young Fast Optoelectronic Co., Ltd. Mr. Yang received a J.D. degree from Cornell University in 1993 and a B.A. degree in Asian Studies from the University of Michigan, Ann Arbor in 1990.

Roger W. Blethen has served as a director since 2005. In March 2008, our Board of Directors designated Mr. Blethen as our lead director. In 2001, Mr. Blethen was appointed chairman of the board of LTX Corporation, a provider of semiconductor test solutions to major integrated-circuit manufacturers. Mr. Blethen served as the president and chief executive officer of LTX Corporation from 1994 to October 2005. Mr. Blethen serves as Chairman of Quebec-based Diablo Technologies Inc. Mr. Blethen currently serves Northeastern University on its Industrial Advisory Board to the Department of Electrical and Computer Engineering and as an advisor to its School for Technological Entrepreneurship. Mr. Blethen received his B.S. in Electrical Engineering from Northeastern University in 1974.

Yang Zhao, Ph.D., is our founder and has served as our President and Chief Executive Officer since our inception and as chairman of the Board of Directors since 2007. Dr. Zhao has over 17 years of experience in MEMS technology and related business development. Prior to founding our company in 1999, Dr. Zhao served in various management positions at Analog Devices, Inc. for seven years, where he was instrumental in developing ADI’s potential MEMS product line and forming industry-wide strategic relationships. Dr. Zhao is well-recognized in the field of MEMS technology. He has been named as an inventor on 11 U.S. patents in IC circuit, processing, packaging and MEMS technology. Dr. Zhao holds a B.S. degree in physics from Peking University, as well as a master’s degree and a Ph.D. in electrical engineering from Princeton University where he studied under Professor Daniel Tsui, who won the 1998 Nobel Prize in physics. He is currently the vice chairman of the board at the School of Engineering of Peking University.

Michael Tung has served as a director since 2004. Mr. Tung joined InveStar Capital Inc. as chief financial officer and Managing Partner in 2002 and is responsible for managing its investment portfolio companies in both Taiwan and U.S. Mr. Tung also serves as Managing Partner to manage the Silicon Valley office. Mr. Tung has over 20 years of experience in finance, taxation, accounting and general management. He served as chief financial officer for more than 10 years in various organizations, including Acer America Corp., Foxconn Corporation and Fibera Inc. (a start-up company). Mr. Tung worked as Senior Audit Manager of KPMG for 10 years. Mr. Tung received a B.S. degree in Accounting from Tam Kay University.

Paul M. Zavracky, Ph.D., has served as a director since 1999. Dr. Zavracky’s more than 30 years of business experience includes research at MIT Lincoln Laboratory, teaching at a major university, and management of successful venture funded companies. Since 2006 he has served Northeastern University as the Dean of the School of Technological Entrepreneurship. From 1998 to 2006, he was the president and chief operating officer of The MicroOptical Corporation, a start-up company he co-founded. Between 1991 and 1998, he was a tenured professor of electrical engineering at Northeastern University. Before joining Northeastern University, Dr. Zavracky was the chief operating officer of Kopin Corporation, a venture backed company that he and a small group of colleagues from the Massachusetts Institute of Technology’s Lincoln Labs started. He led the effort in establishing Kopin’s SOI materials capability as an enabling technology for liquid crystal microdisplays. Dr. Zavracky spent five years at The Foxboro Company as principal scientist and technical group leader establishing a MEMS program beginning in 1980. Dr. Zavracky also spent five years at Coulter Corporation managing the government system group working on electrophotographic film and five years at MIT Lincoln Laboratory where he was involved in the development of materials for solar energy applications. He obtained his Ph.D. in Physics at Tufts University. He holds Bachelors and Master’s degrees in Physics from Northeastern University. He has more than 100 publications and 67 issued patents.

Chairman of the Board and Lead Director

Yang Zhao, Ph.D., our president and chief executive officer, is also the chairman of our board of directors. In that capacity, he presides over all meetings of the board. In March 2008, our board of directors established the additional position of lead director and appointed Roger Blethen to serve in that position. Our lead director is a non-employee director whose responsibilities are to:

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

Audit committee. Our audit committee consists of Messrs. Tung, Yang and Zavracky, with Mr. Tung serving as chair. Our audit committee oversees our corporate accounting and financial reporting process and internal controls over financial reporting. Our audit committee evaluates the qualifications, independence and performance of our independent registered public accounting firm, Ernst & Young LLP; engages and determines the compensation of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our financial disclosures, including our critical accounting policies and internal controls over financial reporting; prepares an annual report to our stockholders for inclusion in our proxy statement; reviews and approves in advance any proposed related party transactions; and discusses with management and the independent auditor the results of the annual audit and our financial statements. We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Global Market and SEC rules and regulations. In addition, the board of directors has determined that Mr. Tung is qualified as an “audit committee financial expert” within the meaning of the SEC rules and regulations.

Compensation committee. Our compensation committee consists of Messrs. Blethen, Yang and Zavracky, with Mr. Blethen serving as chair. Our compensation committee administers our stock option plans and employee stock purchase plans; recommends to our board of directors the compensation of our executive officers; prepares a report of the committee required by the rules of the SEC to be included in our proxy statement; recommends to our board of directors any performance-based awards to be granted to any of our executive officers or other employees; recommend to our board of directors the terms and conditions of any employment agreement and any arrangements regarding severance or change of control payments with any of our executive officers; recommend to our board of directors, and review periodically, the compensation of our directors, recommend to our board of directors, and review periodically, the composition of our plans and programs for employee compensation. We believe that each member of our compensation committee meets the requirements for independence under the rules of The Nasdaq Global Market.

Nominating committee. Our nominating committee currently consists of Messrs. Tung and Zavracky, with Dr. Zavracky serving as chair. Our nominating committee identifies individuals qualified to become members of the board and to recommend to our board of directors nominees for election as directors. We believe that Messrs. Tung and Zavracky meet the independence requirements under the rules of The Nasdaq Global Market.

2008 Director Compensation

Historically, we have not provided cash compensation to directors for their services as directors or members of committees of our board of directors, nor have we compensated our directors who are affiliated with venture capital firms that are significant stockholders of our company for their services as directors. Messrs. Blethen and Zavracky received compensation in the form of non-qualified stock options. We reimbursed directors for their reasonable expenses incurred in attending meetings of our board of directors and of committees of our board of directors.

In February 2008, our board of directors adopted a new policy for compensation of our non-employee directors, under which they receive cash retainers (payable quarterly in arrears), per meeting fees and annual stock option awards, as follows:

•	Each non-employee director receives a cash retainer in the amount of $20,000 per year;

•

Our lead director and chairpersons of our standing committees receive additional annual cash retainers, as follows: lead director, $20,000; audit committee chair, $10,000; compensation committee chair, $7,500; and nominating committee chair, $5,000;

•

Each incumbent non-employee director receives annually a non-qualified stock option to purchase 12,000 shares of our common stock, and any newly elected non-employee director will receive upon such election a non-qualified stock option to purchase 20,000 shares of our common stock;

•

Our non-employee directors also receive cash fees for each meeting of the board of directors or of any committee of which they are members that they attend, as follows: all non-employee directors, $2,500 per board meeting; audit committee chair, up to $1,500 per audit committee meeting; compensation committee chair, $2,500 per compensation committee meeting; and other members of our standing committees, $1,000 per committee meeting.

The following table details the compensation paid to our directors, other than Dr. Zhao, during the year ended December 31, 2008.

	Fees earned or paid in cash(1)	Option awards(2)	Total
Roger W. Blethen(3)(4)	$70,000	$11,834	$81,834
Lawrence A. Kaufman, Ph.D.(5)	$—	$—	$—
Michael Tung(3)	$50,000	$11,834	$61,834
David Yang(3)	$43,000	$11,834	$54,834
Paul M. Zavracky, Ph.D.(3)(6)	$47,000	$11,834	$58,834

(1)	Amounts shown reflect fees earned in calendar year 2008 and do not include fees paid in 2008 for services provided in calendar year 2007.
(2)	Amounts shown do not reflect compensation actually received. The amounts shown are compiled on the same basis as that used in determining the expense recognized in our 2008 consolidated financial statements in accordance with SFAS 123(R), except that we have disregarded any estimate of future forfeitures related to service-based vesting conditions with respect to such option awards. The other assumptions used to calculate the expense amounts shown for stock options in 2008 are described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K.
(3)	On March 12, 2008, we granted each of Messrs. Blethen, Tung, Yang and Zavracky a non-qualified stock option to purchase 12,000 shares of our common stock at an exercise price of $6.40 per share, vesting in equal installments on each of the first three anniversaries of the date of grant.
(4)	Mr. Blethen was granted a stock option of 75,000 shares of our common stock on April 28, 2005 at an exercise price of $0.30 per share, vesting in four equal installments over four years. As of December 31, 2008, 56,250 options were vested and 87,000 options remained outstanding (including vested and unvested options).
(5)	On January 21, 2009, we granted Dr. Kaufman a non-qualified stock option to purchase 20,000 shares of our common at an exercise price of $1.64 per share, vesting in equal installments on each of the first three anniversaries of the date of grant.
(6)	Dr. Zavracky was granted stock options to purchase 36,000 shares of our common stock on March 30, 2000 at an exercise price of $1.00 per share, 30,000 shares on February 12, 2004 at an exercise price of $0.30 per share and 45,000 shares on April 28, 2005 at an exercise price of $0.30 per share, in each case vesting in four equal installments over four years. As of December 31, 2008, 99,750 options were vested and 123,000 options remained outstanding (including vested and unvested options).

Director Candidates and Selection Process

Our nominating committee is responsible for identifying and reviewing candidates to fill open positions on the board of directors, including positions arising as a result of the expiration of the term, removal, resignation or retirement of any director, an increase in the size of the board or otherwise, and recommending to our full board candidates for nomination for election to the board. In recommending new directors, the committee will consider any requirements of applicable law or listing standards, a candidate’s strength of character, judgment, business experience and specific area of expertise, factors relating to the composition of the board (including its size and structure), principles of diversity, and such other factors as the committee deems to be appropriate.

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

Executive Officers

The following table sets forth information with respect to our executive officers as of March 27, 2009:

Name	Age	Position
Yang Zhao, Ph.D	46	President, Chief Executive Officer; Director
Patricia Niu	42	Chief Financial Officer
Mark S. Laich	47	Vice President—Worldwide Sales

Further information regarding Dr. Zhao is available in the section titled “–Board of Directors.”

Patricia Niu has served as our Vice President of Finance since September 2006 and as our Chief Financial Officer since June 2008. Ms. Niu has over 14 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining us in 2003, Ms. Niu served as the International Business Unit Controller at Key3Media Events, Inc. from 2001 to 2002 and Senior Financial Analyst and Audit Supervisor at Fesenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu served as a commercial lender at The Savings Bank in Wakefield, Massachusetts and the Bank of China, Head Office in Beijing, China. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989. She is also a certified public accountant.

Mark S. Laich has served as our Vice President of Worldwide Sales since October 2008. Mr. Laich has over 20 years experience in semiconductor sales and intellectual property licensing. From October 2004 to December 2007, Mr. Laich held various senior sales management positions with Potentia Semiconductor Corporation. From March 2001 to September 2004, Mr. Laich was director of sales at Azanda Network Devices, Inc. Mr. Laich received a Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than ten percent of a class of our equity securities registered under the Exchange Act to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2008 our directors, officers and ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

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

Executive Compensation

2008 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer, our chief financial officer and our other executive officers in office at December 31, 2008, as well as our former chief financial officer, and the two former employees who would have been among our two most highly compensated executive officers in 2008 but who were no longer in office at December 31, 2008. These persons are referred to as our “named executive officers” elsewhere in this annual report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option awards(1)	All other compensation ($)		Total ($)
Yang Zhao, Ph.D.	2008	$250,000	$—		$15,071	$1,500	(2)	$266,571
President and Chief Executive Officer	2007	250,000	185,000		186,206	66,782	(3)	687,988

Patricia Niu	2008	155,000	20,000	(4)	11,303	—		186,303
Chief Financial Officer	2007	123,692	65,000		39,012	—		227,705

Shang Hsiao(5)	2008	61,821	—		—	—		61,821
Former Chief Financial Officer	2007	72,115	50,000		144,001	—		266,116

Mark S. Laich(6)	2008	25,385	—		5,466	—		30,851
Vice President—Worldwide Sales

Patrick Chiumiento(7)	2008	190,000	—		10,647	—		200,647
Former Vice President—Marketing and Business Development	2007	162,692	30,000		59,842	—		252,535

Gary O’Brien, Ph.D.(8)	2008	180,000	—		22,607	—		202,607
Former Vice President—Engineering	2007	65,964	20,000		28,698			114,662

(1)	Amounts shown do not reflect compensation actually received by the named executive officer. The amounts shown are calculated on the same basis as that we used in determining the expense recognized in our 2008 and 2007 consolidated financial statements in accordance with SFAS 123(R), except that we have disregarded any estimate of future forfeitures related to service-based vesting conditions with respect to such option awards. Except for the forfeiture of stock options to purchase 157,500 shares of our common stock held by our former Vice President – Marketing and Business Development, Patrick Chiumiento and 275,000 shares of our common stock held by our former Chief Financial Officer, Shang Hsiao, there were no actual forfeitures of stock options by any named executive officer in 2008. The other assumptions used to calculate the expense amounts shown for stock options granted in 2008 and 2007 are described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K. All options awards disclosed in this table vest as to 25% of the maximum number of shares issuable pursuant to such award on the first anniversary of the vesting start date, as set by our board of directors, and vest as to an additional 25% of the shares on each subsequent anniversary of the vesting start date, such that each option will be fully vested on the fourth anniversary of the vesting start date.
(2)	Dr. Zhao was awarded $1,500 in 2008 under our patent reward policy, as a result of the issuance and assignment to us of a patent on an invention made by Dr. Zhao.

(3)	Reflects the partial forgiveness of a stockholder loan and accrued interest and income tax gross-up. In March 2001, we extended a loan of $200,000 to Dr. Zhao for the purchase of 200,000 of our restricted stock. We forgave the principal amount of this loan in four annual installments of $50,000, the last of which occurred in June 2007. Accrued interest of $41,972 was also forgiven in June 2007.
(4)	The board approved a $20,000 bonus to Ms. Niu for her taking on the responsibility of serving as our Chief Financial Officer following the resignation of Shang Hsiao in June 2008.
(5)	Mr. Hsiao resigned as our Chief Financial Officer on June 16, 2008.
(6)	Mr. Laich became our Vice President—Worldwide Sales on October 30, 2008.
(7)	Mr. Chiumiento resigned as our Vice President—Marketing and Business Development on December 22, 2008.
(8)	Dr. O’Brien was terminated as our Vice President—Engineering on January 16, 2009.

Outstanding Equity Awards at December 31, 2008. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2008.

Option Awards
	Number of securities underlying unexercised options					Option exercise price ($)	Option expiration date
Name	(#) Exercisable		(#) Unexercisable(1)		(#) Unearned
Yang Zhao, Ph.D.	23,125 62,500 — —	(2) (3) (3) (4)	23,125 187,500 — 100,000		— — 250,000 —	$0.30 11.70 11.70 2.53	01/01/2015 10/03/2017 10/03/2017 08/08/2018

Patricia Niu	10,000 12,500 12,500 —	(5) (6) (7) (8)	— 12,500 37,500 75,000		— — — —	0.30 1.54 7.64 2.53	09/08/2014 11/09/2016 08/22/2017 08/08/2018

Shang Hsiao	—		—		—	—	—

Mark S. Laich	—	(9)	120,000		—	1.80	10/28/2018

Patrick Chiumiento	27,500	(10)	—		—	1.54	02/05/2017

Gary O’Brien, Ph.D.	13,750 —	(11) (12)	41,250 150,000	(13) (13)	—	6.84 2.53	07/26/2017 08/08/2018

(1)	With the exception of Dr. Zhao’s option expiring on October 3, 2017, all option awards disclosed in this table vest as to 25% of the maximum number of shares issuable pursuant to such award on the first anniversary of the vesting start date, as set by our board of directors, and vest as to an additional 25% of the shares on each subsequent anniversary of the vesting start date, such that each option will be fully vested on the fourth anniversary of the vesting start date.
(2)	Granted pursuant to our 2000 Omnibus Stock Plan on February 10, 2005 with a vesting start date of January 1, 2005.
(3)	Granted on October 3, 2007. 250,000 shares was granted pursuant to our 2000 Omnibus Stock Plan and vest in equal installments over four years. The additional 250,000 shares was granted pursuant to our 2007 Stock Incentive Plan and vest according to the following performance-based criteria: (i) 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (ii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (iii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisition; and (iv) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions. Irrespective of the above terms and conditions, the options shall vest fully on the eighth anniversary of the grant date.
(4)	Granted on August 8, 2008 with a vesting start date of August 8, 2008.
(5)	Granted on October 15, 2004 with a vesting start date of September 8, 2004.
(6)	Granted on November 9, 2006 with a vesting start date of November 9, 2006.
(7)	Granted on August 22, 2007 with a vesting start date of August 22, 2007.
(8)	Granted on August 8, 2008 with a vesting start date of August 8, 2008.
(9)	Granted on October 28, 2008 with a vesting start date of October 28, 2008.
(10)	Granted on February 5, 2007 with a vesting start date of February 5, 2007.
(11)	Granted on July 26, 2007 with a vesting start date of July 26, 2007.
(12)	Granted on August 8, 2008 with a vesting start date of August 8, 2008.
(13)	Expired after Dr. O’Brien was terminated on January 16, 2009.

Employment arrangements with named executive officers

Change in Control Agreements. On March 26, 2009, we entered into Senior Executive Change in Control Agreements, or the Change in Control Agreements, with Yang Zhao and Patricia Niu. These agreements provide for the acceleration of vesting of stock options held by Dr. Zhao and Ms. Niu if, after a change in control we terminate the executive’s employment without cause or the executive terminates his or her employment due to a breach by us (as each event is defined in the Change in Control Agreements). Once the acceleration provisions of the Change in Control Agreements are triggered, the vesting of each option held by the executive shall be accelerated such that a portion of such options equal to the portion that would otherwise have vested during the last year of the vesting schedule shall become exercisable immediately. This acceleration shall be applied after, and not in lieu of, any accelerated vesting that may be provided for under the terms of such option and any plan under which such option was granted and by any resolution of our board of directors or any committee thereof. However, to the extent that the total acceleration of vesting that each executive would receive exceeds a combined total of twenty-four (24) months then the provisions of these Change in Control Agreements shall not apply.

Separation Agreement with Patrick Chiumiento. On December 22, 2008, Patrick Chiumiento resigned as our Vice President of Marketing and Business Development. In connection with Mr. Chiumiento’s resignation, we entered into a Separation Agreement with him pursuant to which Mr. Chiumiento provided us with a release and customary confidentiality, non-solicitation and other covenants and in exchange received severance pay in an amount equal to three months’ base salary.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 27, 2009, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 23,699,425 shares of our common stock outstanding as of March 27, 2009. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options that are currently exercisable or exercisable within 60 days of March 27, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares Outstanding		Right to Acquire	Total	% of Outstanding
5% Stockholders
Still River Fund II, LP(1)	2,878,107		—	2,878,107	12.1%
1601 Trapelo Road Waltham, Massachusetts 02451
Entities Affiliated with IDG-Accel China Growth Fund II L.P.(2)	2,798,336		—	2,798,336	11.8%
c/o IDG VC Management Ltd. Unit 1509, The Center 99 Queen’s Road Central, Hong Kong
Entities Affiliated with InveStar Capital, Inc.(3)	2,508,014		—	2,508,014	10.6%
333 W. San Carlos Street San Jose, California 95110
Celtic House Venture Partners Fund IIA LP(4)	2,315,455		—	2,315,455	9.8%
303 Terry Fox Drive, Suite 120
Ottawa, Ontario K2K3J1
Entities Affiliated with Ameriprise Financial, Inc.(5)	1,423,212		—	1,423,212	6.0%
1099 Ameriprise Financial Center Minneapolis, Minnesota 55474
Named Executive Officers
Yang Zhao, Ph.D	1,750,750	(6)	108,750	1,859,500	7.8%
Patricia Niu	40,000		35,000	75,000	*
Shang Hsiao	—		—	—	*
Patrick Chiumiento	—		27,500	—	*
Gary O’Brien, Ph.D.	—		13,750	—	*
Mark S. Laich	—		—	—	*
Directors
Michael Tung	2,508,014	(3)	4,000	2,512,014	10.6%
David Yang	925,000	(7)	4,000	929,000	3.9%
Paul M. Zavracky, Ph. D.	—		115,000	115,000	*
Roger W. Blethen	—		79,000	79,000	*
Lawrence A. Kaufman, Ph. D.	—		—	—	*
All current directors and executive officers as a group (8 persons)	5,223,764		345,750	5,569,514	23.5%

*	Less than 1.0%
(1)	Information based upon a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2009.
(2)	Information based upon a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2009. Includes 2,365,182 shares of which the record owner is IDG-Accel China Growth Fund II L.P., 193,433 shares of which the record owner is IDG-Accel China Investors II L.P., 150,000 shares of which the record owner is IDG Technology Venture Investments, LP., 71,393 shares of which the record owner is IDG Technology Venture Investments, LLC, and 18,328 shares of which the record owner is IDG Technology Venture Investment III, L.P. Quan Zhou and Patrick J. McGovern are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of both IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. Quan Zhou and Patrick J. McGovern are the managing members of IDG Technology Venture Investment III, LLC, which is the general partner of IDG Technology Venture Investment III, L.P. Quan Zhou and Patrick J. McGovern are the managing members of IDG Technology Venture Investments, LLC, which is the general partner of IDG Technology Venture Investments, LP.
(3)	Includes 1,363,500 shares held by InveStar Semiconductor Development Fund, Inc., and 1,144,514 shares held by InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds.” InveStar Capital, Inc., a Cayman Islands limited liability company, acts as investment manager of InveStar Funds and exercises investment control over the shares held by such entities. In addition, Mr. Tung is the chief financial officer and managing partner of InveStar Capital, Inc. InveStar Capital, Inc. and Mr. Tung may be deemed to beneficially own the shares held by InveStar Funds and each disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. TSMC International Investment Ltd. holds 97.08% interest in the InveStar Funds.

(4)	Information based upon a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2008 and a Form 4 filed on November 28, 2008.
(5)	Information based upon an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2009. Includes shares held by Seligman Spectrum Focus Fund. Ameriprise Financial, Inc., is the parent company of RiverSource Investments, LLC. RiverSource Investments, LLC. is an investment adviser to the Seligman Spectrum Focus Fund.
(6)	Includes 300,000 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity Trust, 750,000 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Grantor Retained Annuity Trust FBO Naifeng Yang, and 205,000 shares of common stock given to Amy Chen.
(7)	Includes 462,500 shares held by Asia Pacific Genesis Venture Capital Fund, L.P., 128,000 shares held by C&D Capital Corp., 113,500 shares held by Global Vision Venture Capital Co., Ltd., 62,500 shares held by Asia Pacific Century Venture Capital LTD, 47,500 shares held by China Power Venture Capital Co., Ltd., 26,500 shares held by Nien Hsing International (Bermuda) Ltd., 21,500 shares held by Asiagroup Worldwide Limited, 17,500 shares held by STAR Pacific Worldwide Limited, 16,500 shares held by A&D Capital Corp., 16,500 shares held by J&D Capital Corp., and 12,500 shares held by CAM-CID Asia Pacific Investment Corp. The CID Group and its affiliates have entered into investment management agreements to manage the investment direction of these entities’ funds. Steven Chang, managing partner of The CID Group, and Mr. Yang, a partner of The CID Group, share voting and dispositive power over shares held by these entities. Mr. Yang disclaims beneficial ownership in all shares except to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information

We have one equity compensation plan under which shares are currently authorized for issuance, our 2007 Stock Incentive Plan, or the 2007 Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. All of our equity compensation plans were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2008 under our equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,357,055	$5.26	585,075	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,357,055	$5.26	585,075

(1)	Excludes 1,200,000 additional shares which may become issuable under our 2007 Incentive Plan pursuant to evergreen provisions that provide that, on each of the first five anniversaries of the adoption of the 2007 Incentive Plan, the shares available for the future grant of awards under the plan shall be increased by the lesser of (i) 300,000 shares and (ii) such lesser amount, if any, determined by the board of directors. On September 5, 2008, the first anniversary of the adoption of the 2007 Incentive Plan, 300,000 additional shares became available for future grant pursuant to this evergreen provision which are included in the 585,075 shares shown above.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Relationship with InveStar Funds and Taiwan Semiconductor Manufacturing Company, Limited, or TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 10.6% of our common stock on a fully diluted basis. TSMC, our largest third-party supplier, has historically supplied substantially all of our wafers required in our manufacturing process. In 2008, we purchased an aggregate of $2.2 million in wafers from TSMC. TSMC holds in the aggregate 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Michael Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 14.	Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered to us by Ernst & Young LLP for 2008 and 2007:

	Fees
Fee category	2008	2007
Audit fees	$540,000	$1,600,000
Audit-related fees	—	—
Tax fees	49,600	12,500
All other fees	—	—

Total Fees	$589,600	$1,612,500

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide audit, audit-related or non-audit related services without audit committee pre-approval. All of the services provided by Ernst & Young LLP during 2007 and 2008 were pre-approved.

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

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.2	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.3	Separation Agreement, dated December 22, 2008, between the Registrant and Patrick Chiumiento.	X

10.4	MEMSIC, Inc. 2000 Omnibus Stock Plan.		S-1	September 28, 2007	10.9

10.5	MEMSIC, Inc. 2007 Stock Incentive Plan.		S-1	September 28, 2007	10.10

10.6	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees.		S-1	November 21, 2007	10.12

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.

10.7	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant		S-1	November 21, 2007	10.13

10.8	Form of Senior Executive Change in Control Agreement.		S-1	September 28, 2007	10.11

21.1	List of subsidiaries.		S-1	September 28, 2007	21

23.1	Consent of Ernst & Young LLP.	X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2009.

MEMSIC, INC. (Registrant)

By:	/S/ YANG ZHAO, Ph.D.
Yang Zhao, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 31, 2009.

Name	Title
/S/ YANG ZHAO, Ph.D. Yang Zhao, Ph.D.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ PATRICIA NIU Patricia Niu	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ROGER W. BLETHEN Roger W. Blethen	Director

/S/ LARRY A. KAUFMAN, Ph.D. Larry A. Kaufman, Ph.D.	Director

/S/ MICHAEL TUNG Michael Tung	Director

/S/ DAVID YANG David Yang	Director

/S/ PAUL M. ZAVRACKY, Ph.D. Paul M. Zavracky, Ph.D.	Director