Form 10-Q
period 2009-03-31
MEMSIC Inc
filed 2009-05-15
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of May 11, 2009 was 23,699,425.

MEMSIC, Inc.

FORM 10-Q, March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,657,181	$64,365,607
Short-term investments	—	1,485,023
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of March 31, 2009 and December 31, 2008	3,436,958	1,884,194
Inventories	5,549,146	6,267,911
Deferred taxes	82,841	78,204
Other assets	1,487,869	969,892

Total current assets	75,213,995	75,050,831

Property and equipment, net	13,688,304	13,351,721
Long-term investments	5,353,000	5,553,000
Intangible assets, net	972,513	978,256
Deferred taxes	44,704	36,439
Other assets	51,529	51,529

Total assets	$95,324,045	$95,021,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,611,980	$1,360,274
Accrued expenses	1,018,767	1,380,071

Total current liabilities	2,630,747	2,740,345

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,699,425 and 23,694,425 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	237	237
Additional paid-in capital	96,926,233	96,538,040
Accumulated other comprehensive income	2,194,404	2,227,901
Accumulated deficit	(6,427,576)	(6,484,747)

Total stockholders’ equity	92,693,298	92,281,431

Total liabilities and stockholders’ equity	$95,324,045	$95,021,776

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$6,574,666	$6,258,228
Cost of goods sold	3,441,642	2,721,037

Gross profit	3,133,024	3,537,191

Operating expenses:
Research and development	1,170,165	780,601
Sales and marketing	576,779	712,097
General and administrative	1,422,697	1,293,526

Total operating expenses	3,169,641	2,786,224

Operating income (loss)	(36,617)	750,967

Other income (expense):
Interest and dividend income	257,865	712,519
Interest expense	—	(15,614)
Other, net	3,461	103,920

Total other income (expense)	261,326	800,825

Earnings before income taxes	224,709	1,551,792

Provision for income taxes	167,538	14,622

Net income	$57,171	$1,537,170

Net income per common share:
Basic	$0.00	$0.07

Diluted	$0.00	$0.06

Weighted average shares outstanding used in calculating net income per common share:
Basic	23,698,639	23,491,990

Diluted	23,842,524	23,769,511

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$57,171	$1,537,170
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	517,483	391,508
Stock compensation expense	336,693	338,530
Excess tax benefit from stock-based compensation arrangement	—	(88,721)
Deferred income taxes	(13,071)	(25,442)
Changes in assets and liabilities:
Accounts receivable	(1,552,764)	667,848
Inventories	708,857	(395,885)
Other assets	(549,633)	(439,979)
Accounts payable and accrued expenses	(58,303)	(987,597)

Net cash provided by (used in) operating activities	(553,567)	997,432

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	—	(18,700,000)
Proceeds from sale of short-term investments	1,682,065	44,875,000
Purchase of property and equipment	(837,065)	(2,284,576)

Net cash provided by investing activities	845,000	23,890,424

Cash flows provided by financing activities:
Proceeds from exercise of underwriter’s over-allotment option to purchase common stock, net of offering costs of $591,100	—	7,638,900
Proceeds from exercise of options to purchase common stock	1,500	23,649
Excess tax benefit from stock-based compensation arrangement	—	88,721

Net cash provided by financing activities	1,500	7,751,270

Effect of exchange rate changes on cash and cash equivalents	(1,359)	292,893

Net increase in cash and cash equivalents	291,574	32,932,019
Cash and cash equivalents — beginning of period	64,365,607	20,708,794

Cash and cash equivalents — end of period	$64,657,181	$53,640,813

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with the management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At March 31, 2009 and December 31, 2008, the underlying currency for approximately 36.6% and 38.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of $146,000 in the first quarter of 2009 and $108,000 in 2008.

Revenue Recognition

The Company recognizes revenue from the sale of its products to its customers when all of the following conditions have been met: (i) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (ii) the Company’s products have been shipped and risk of loss has passed to the customer; (iii) the Company has completed all of the necessary terms of the purchase order or contract; (iv) the amount of revenue to which the Company is entitled is fixed or determinable; and (v) the Company believes it is probable that it will be able to collect the amount due from the customer based upon an evaluation of the customer’s creditworthiness. To the extent that one or more of these conditions has not been satisfied, the Company defers recognition of revenue. An allowance for estimated future product returns and sales price allowances is established at the date of revenue recognition. An allowance for uncollectible receivables is established by a charge to operations when, in the opinion of the Company, it is probable that the amount due to the Company will not be collected.

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

During the first quarter of 2008, the Company recorded $2.0 million in revenue from the sale of printed circuit boards for use in the Olympic torch project that was reversed in the second quarter of 2008.

Stock-Based Compensation

The Company accounts for share-based payments to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The cost of equity-based service awards is based on the grant-date fair value of the award and is recognized over the period during which the employee is required to provide service in exchange for the award (vesting period). Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. SFAS No. 142 was effective for the Company on January 1, 2009. The adoption of the provisions of SFAS No. 142 did not have any impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS 141R, Business Combinations (SFAS 141R). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of SFAS 141R did not have any impact on the Company’s financial position and results of operations.

In December 2007, the FASB released a proposed FASB Staff Position (FSP SFAS 157-2 – Effective Date of FASB Statement No. 157) which, if adopted, would delay the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157-2 was effective for the Company on January 1, 2009. The adoption of the provisions of SFAS 157-2 did not have any impact on the Company’s financial position and results of operations.

3. LONG-TERM INVESTMENTS

Investments held by the Company at March 31, 2009 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

These investments are carried at fair value, with the unrealized gains and losses, if any, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest and dividend income. Quarterly, management reviews the valuation of investments and considers whether any decline in value is deemed to be other than a temporary decline.

At March 31, 2009, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.6 million. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

Fair Value Measurement

The Company accounts for assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis in accordance with the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157).

SFAS No. 157 provides that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of March 31, 2009	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,353	$—	$—	$5,353	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2009	$5,553
Redemptions	(200)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at March 31, 2009	$5,353

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2009. The Company estimated the fair value of these securities at March 31, 2009 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the first quarter of 2009 resulted in no change in the unrealized impairment loss recorded at December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$1,306,880	$1,575,554
Work in process	3,389,309	3,397,176
Finished goods	852,957	1,295,181

Total	$5,549,146	$6,267,911

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three months ended March 31, 2009 and 2008 were $1.72 and $4.41, respectively, utilizing the following assumptions:

	Three Months Ended March 31,
	2009	2008
Volatility	77%	64%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	1.6% - 1.9%	2.5% - 3.3%
Forfeitures	28% - 46%	22%

As there was no public market for the Company’s common stock prior to the Company’s IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2009 and 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company applies an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the three months ended March 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,357,055	$5.26	8.5	$461,764

Granted	78,000	1.72

Exercised	(5,000)	0.30

Cancelled	(245,837)	4.00

Options outstanding at March 31, 2009	2,184,218	$5.28	8.3	$480,879

Options exercisable at March 31, 2009	548,968	$3.49	6.5	$392,063

Options available for grant at March 31, 2009	667,950

For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $336,693 and $338,530, respectively. At March 31, 2009, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $4.1 million.

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2009 and 2008 were $8,500 and $250,275, respectively. The total fair value of options that became exercisable during the three months ended March 31, 2009 and 2008 were approximately $123,000 and $191,000, respectively.

Stock-based compensation expense related to stock options for the three months ended March 31, 2009 and 2008 was allocated as follows:

	Three Months Ended March 31,
	2009	2008
Research and development	$74,274	$63,913
Sales and marketing	57,596	47,986
General and administrative	204,823	226,631

Total	$336,693	$338,530

6. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three months ended March 31, 2009 and 2008, the Company’s comprehensive income is the sum of net income and the foreign currency translation adjustment, as follows:

	For the Three Months Ended March 31,
	2009	2008
Net income	$57,171	$1,537,170
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,497)	770,323

Total comprehensive income	$23,674	$2,307,493

7. COMMON STOCK

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

In January 2008, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise, after deducting underwriting discounts and offering expenses. At March 31, 2009, the outstanding shares of the Company’s common stock are 23,699,425 shares. The Company has reserved 2,852,168 shares for the issuance of common stock upon exercise of stock options outstanding and available to grant under its stock option plans.

8. NET INCOME PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$57,171	$1,537,170

Denominator:
Basic weighted average shares	23,698,639	23,491,990
Dilutive effect of common stock equivalents	143,885	277,521

Diluted weighted average shares	23,842,524	23,769,511

During the three months ended March 31, 2009 and 2008, the Company had 1.7 million and 0.9 million dilutive potential common shares in the form of stock options, which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

9. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the development and design, manufacture and sale of semiconductor sensor systems solutions based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design. Within this segment, the Company’s chief executive officer views the operations of the manufacturing unit and the sales and marketing organizations as an integrated business unit and utilizes enterprise wide operating results as the only factor in making operating decisions.

Revenues by geographical region are as follows:

	Three months ended March 31,
	2009	2008
Asia (excluding Japan)	$4,602,970	$3,439,511	*
Europe	422,037	388,197
Japan	294,311	898,176
North America	1,255,348	1,529,101
Other	—	3,243

Total	$6,574,666	$6,258,228

*	Includes $2.0 million torch related revenue that was recorded in the first quarter of 2008 and reversed in the second quarter of 2008

Revenues by product application are as follows:

	Three months ended March 31,
	2009	2008
Mobile Phone	$3,578,810	$1,008,525
Consumer	1,319,787	3,417,110	*
Automotive	1,328,984	1,445,275
Industrial/other	347,085	387,318

Total	$6,574,666	$6,258,228

*	Includes $2.0 million torch related revenue that was recorded in the first quarter of 2008 and reversed in the second quarter of 2008

Total assets by geographical region are as follows:

	March 31, 2009	December 31, 2008
United States	$60,443,389	$58,369,649
China	34,880,656	36,652,127

Total	$95,324,045	$95,021,776

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have experienced significant growth since our products were first commercialized in 2001 primarily in the sales of our products for mobile phone applications and automotive applications. Although our growth in 2008 was adversely affected by the slowdown in the mobile handset market in China, the May 2008 earthquake in China and generally weak global economic conditions, our revenue grew in the first quarter of 2009 as a result of strong demand for our accelerometers in the mobile phone market in China.

The outlook for the balance of 2009 is uncertain. The U.S. and other global economies are currently experiencing a recession that has affected all sectors of the economy and that has continued to deepen, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

We expect that sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect that sales of our first non-accelerometer products, including magnetic sensors and gas-flow sensors will begin to increase in the second half of 2009.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline over due to the following factors, among others:

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

•	we may also reduce our product prices as we are able to increase our production yields or to reduce our manufacturing costs;

•

changes in our product mix may affect the average selling prices of our products. For example, our products for consumer and mobile phone markets generally have lower average selling prices than products for the automotive market. The average selling prices of products may also be affected by our strategy to increase market adoption of our products in certain markets; and

•	we occasionally grant discounts or modified payment terms to our large customers or OEM and ODM customers for high volume purchases.

Net Sales by Application

In the first quarter of 2009, net sales from mobile phone applications were the largest component of our total sales, representing 54.4% of total net sales. We expect that net sales from mobile phone applications will continue to be the largest component of our total sales in 2009.

Net sales from automotive applications, in absolute terms, decreased in the first quarter of 2009, primarily due to the current global downturn in the automotive market. To increase net sales from the automotive market, we are currently seeking to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets to date, and this market has been disproportionately affected by the current global downturn.

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

	Three months ended March 31,
	2009		2008
	Amount	% of Sales	Amount		% of Sales
Mobile Phone	$3,579	54.4%	$1,009		16.1%
Consumer	1,320	20.1	3,417	*	54.6
Automotive	1,329	20.2	1,445		23.1
Industrial/other	347	5.3	387		6.2

Total	$6,575	100.0%	$6,258		100.0%

*	Includes $2.0 million torch related revenue that was recorded in the first quarter of 2008 and reversed in the second quarter of 2008

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

Occasionally, design changes in the products of our OEM and ODM customers have resulted in the loss of sales. For example, a design change in a product of a large OEM customer in 2007 for mobile phone applications resulted in a decrease of our sales to such customer in 2008. That customer accounted for 44.6% of our net sales in 2007.

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

	Three months ended March 31,
	2009		2008
	Amount	% of Sales	Amount		% of Sales
Asia (excluding Japan)	$4,603	70.0%	$3,440	*	55.0%
Europe	422	6.4	388		6.2
Japan	294	4.5	898		14.4
North America	1,256	19.1	1,529		24.3
Other	—	—	3		0.1

Total	$6,575	100.0%	$6,258		100.0%

*	Includes $2.0 million torch related revenue that was recorded in the first quarter of 2008 and reversed in the second quarter of 2008

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

Gross Profit and Gross Margin

Our gross margin has decreased from 65.1% in 2007, to 47.9% in 2008 and 47.7% in the first three months of 2009. Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Notwithstanding the relatively lower margin in the mobile phone applications market, we expect to derive an increasing percentage of our total net sales from that market because of the significant potential for further revenue growth from increased penetration in that market.

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

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue for the foreseeable future as we seek to diversify into non-accelerometer products and hire additional employees.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses and stock-based compensation under SFAS 123(R) While we expect the sales and marketing expense to increase in the long term as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities, we expect such expenses to decrease in both absolute terms and as a percentage of total net sales in 2009 as a result of sales and marketing headcount reduction at the end of 2008.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation under SFAS 123(R). We expect that our general and administrative expenses for 2009 in absolute terms will be consistent with 2008 levels. However, we expect that such expenses will decrease as a percentage of net sales.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our investments of cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision for Income Taxes

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. At December 31, 2008, the Company had gross U.S. net operating loss carryforwards of $1.4 million, which expire in the year 2028. Included within this amount is approximately $258,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. At December 31, 2008, we established a full valuation allowance against the U.S. deferred tax assets since we are in a three-year cumulative loss position in the United States. Our operating losses may be subject to limitations under provisions of the Internal Revenue Code.

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

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes. As of December 31, 2008, our Wuxi subsidiary had no PRC NOL carryforwards available to offset future PRC enterprise income tax. Beginning in 2009, our Wuxi subsidiary entered into a three-year period at a 50% reduced income tax rate.

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

Our Wuxi subsidiary has been qualified as a “high-technology company especially supported by the PRC government.” Therefore, a preferential enterprise income tax rate of 15% under the new tax law may apply to our Wuxi subsidiary. However, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. That is to say, our Wuxi subsidiary may either choose to enjoy the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. We believe the adoption of the transition-period preferential tax policy will be more beneficial to our Wuxi subsidiary. Therefore, commencing in the first quarter of 2009 and through 2011, the effective income tax rate for our Wuxi subsidiary is 12.5%.

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

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	For the Three Months Ended March 31,
	2009		2008
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$6,575	100.0%	$6,258	100.0%
Cost of goods sold	3,442	52.3	2,721	43.5

Gross profit	3,133	47.7	3,537	56.5

Operating expenses:
Research and development	1,170	17.8	781	12.5
Sales and marketing	577	8.8	712	11.4
General and administrative	1,423	21.6	1,293	20.6

Total operating expenses	3,170	48.2	2,786	44.5

Operating income (loss)	(37)	(0.5)	751	12.0

Other income (expense):
Interest and dividend income	258	3.9	713	11.4
Interest expense	—	—	(16)	(0.2)
Other, net	4	0.1	104	1.7

Total other income (expense)	262	4.0	801	12.9

Earnings before income taxes	225	3.5	1,552	24.9

Provision for income taxes	168	2.5	15	0.2

Net income	$57	1.0%	$1,537	24.7%

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Net sales. Our net sales increased by 5.1% to $6.6 million for the three months ended March 31, 2009 from $6.3 million in the corresponding period of 2008. This increase was primarily attributable to the increase in mobile phone sales in China as a result of the China economic stimulus plan and the increase in the accelerometer adoption rate in the mobile phone market. Net sales in the first quarter of 2008 included $2.0 million revenue related to the Olympic torch project that was reversed in the second quarter of 2008. Sales in mobile phone applications accounted for $3.6 million in net sales in the three months ended March 31, 2009, compared to $1.0 million in the corresponding period for 2008. Sales in automotive applications experienced a slight decrease, accounting for $1.3 million for the three months ended March 31, 2009, compared to $1.4 million in the corresponding period in 2008.

Cost of goods sold. Our cost of goods sold increased by 26.5% to $3.4 million for the three months ended March 31, 2009 from $2.7 million for the corresponding period in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit decreased by 11.4% to $3.1 million for the three months ended March 31, 2009 from $3.5 million in the corresponding period of 2008. Our gross margin decreased by 8.8% to 47.7% for the three months ended March 31, 2009 from 56.5% in the corresponding period of 2008. This decrease was attributable to a continued decline in the average selling prices of our products in the mobile phone market due to competitive pressures. Our gross margin for the first quarter of 2008 would have been 63.8% if the $2.0 million of revenue and $1.2 million of cost of sales associated with the Olympic torch project had been excluded from our results for the quarter.

Research and development. Our research and development increased by 49.8% to $1.2 million for the three months ended March 31, 2009 from $0.7 million in the corresponding period of 2008. This increase was primarily due to the increase in the research costs related in developing new products and system solutions in this period as compared to the corresponding period of 2008. Research and development expenses, as a percentage of total net sales, increased to 17.8% for the three months ended March 31, 2009 from 12.5% for the corresponding period of 2008.

Sales and marketing. Our sales and marketing expenses decreased by 19.0% to $577,000 for the three months ended March 31, 2008 from $712,000 for the corresponding period of 2008. The decrease was primarily due to headcount reduction in our sales and marketing department at the end of 2008 as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 8.8% for the three months ended March 31, 2009 from 11.4% for the corresponding period of 2008.

General and administrative. Our general and administrative expenses increased by 10.1% to $1.4 million for the three months ended March 31, 2009 from $1.3 million in the corresponding period of 2008. This increase was primarily due to an increase in professional fees. General and administrative expenses, as a percentage of total net sales, increased to 21.6% for the three months ended March 31, 2009 from 20.6% for the corresponding period in 2008.

Other income. Our other income was $0.3 million for the three months ended March 31, 2009 compared to $0.8 million in the corresponding period of 2008. The decrease was primarily due to a decrease in interest income as a result of a decrease in interest rates.

Provision for income taxes. Our income tax provision was $168,000 for the three months ended March 31, 2009 compared to an income tax provision of $15,000 in the corresponding period of 2008. Our income tax provision for the first quarter of 2009 reflected principally income tax expense of $168,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $64.7 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of March 31, 2009, our investments included $5.3 million (net of $247,000 impairment loss) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.3 million of auction rate securities we held at March 31, 2009 as long-term investments.

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in our auction rate securities classified as long-term investments to affect our ability to execute our current business plan in the near term. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2009 was $554,000, which was derived from a net income of $57,000, adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $841,000, were primarily due to depreciation and amortization expense of $517,000, stock-based compensation expense of $337,000 and deferred income tax of $13,000. The adjustments related to changes in balances of operating assets and liabilities, a net decrease in cash of $1.5 million, were primarily attributable to a $1.6 million increase in accounts receivable due to the increase in net sales especially near the end of the first quarter of 2009 compared to the fourth quarter of 2008, a $550,000 increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits and a $58,000 reduction in accounts payable and accrued expenses, offset by a $709,000 reduction of inventories due primarily to increased unit sales in the China mobile phone market.

Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2009 was $0.9 million, primarily consisting of proceeds from sale of short-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $0.8 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $1,500, reflected proceeds from exercise of options to purchase common stocks.

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

Foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under this new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant fluctuation of the RMB against the U.S. dollar. Although all of our revenue and a significant portion of our payments are denominated in U.S. dollars, a large portion of our payments are denominated in RMB. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our costs and operating margins as well as our net income reported in U.S. dollars. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk.

Market risk; auction rate securities. As of March 31, 2009, our investments included $5.3 million of auction rate securities. We have classified these securities as long-term investments and at December 31, 2008 recorded an unrealized temporary loss of $247,000 in other comprehensive income. We have determined that no further other-than-temporary impairment in the value of these securities existed as of March 31, 2009. If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 4.	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of March 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business. However, we have no legal proceedings currently pending that are expected to be material to our operations or financial presentation.

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through March 31, 2009, we have applied approximately $2.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $5.0 million to the construction of two new buildings adjacent to that facility. We have invested the balance of $53.0 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

We repurchased no shares of our common stock during the three months ended March 31, 2009.

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

MEMSIC, Inc.

Dated: May 15, 2009	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: May 15, 2009	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer