Form 10-Q
period 2009-06-30
MEMSIC Inc
filed 2009-08-12
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of August 11, 2009 was 23,755,675.

MEMSIC, Inc.

FORM 10-Q, June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$67,806,880	$64,365,607
Short-term investments	—	1,485,023
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of June 30, 2009 and December 31, 2008	2,036,956	1,884,194
Inventories	5,120,714	6,267,911
Deferred taxes	110,795	78,204
Other assets	1,442,501	969,892

Total current assets	76,517,846	75,050,831

Property and equipment, net	14,072,191	13,351,721
Long-term investments	5,353,000	5,553,000
Intangible assets, net	952,622	978,256
Deferred taxes	48,169	36,439
Other assets	86,530	51,529

Total assets	$97,030,358	$95,021,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800,077	$1,360,274
Accrued expenses	1,355,992	1,380,071

Total current liabilities	3,156,069	2,740,345

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 100,000,000 shares; 23,754,925 and 23,694,425 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	238	237

Additional paid-in capital	97,407,211	96,538,040
Accumulated other comprehensive income	2,203,223	2,227,901
Accumulated deficit	(5,736,383)	(6,484,747)

Total stockholders’ equity	93,874,289	92,281,431

Total liabilities and stockholders’ equity	$97,030,358	$95,021,776

See accompanying notes to condensed consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$9,117,444	$3,603,810	$15,692,110	$9,862,038
Cost of goods sold	4,916,605	2,474,293	8,358,247	5,195,330

Gross profit	4,200,839	1,129,517	7,333,863	4,666,708

Operating expenses:
Research and development	1,708,561	976,619	2,878,726	1,757,220
Sales and marketing	543,282	717,512	1,120,061	1,429,609
General and administrative	1,422,405	1,467,935	2,845,102	2,761,461

Total operating expenses	3,674,248	3,162,066	6,843,889	5,948,290

Operating income (loss)	526,591	(2,032,549)	489,974	(1,281,582)

Other income (expense):
Interest and dividend income	201,984	507,708	459,849	1,220,227
Interest expense	—	(8,719)	—	(24,333)
Other, net	35,174	60,518	38,635	164,438

Total other income (expense)	237,158	559,507	498,484	1,360,332

Earnings (loss) before income taxes	763,749	(1,473,042)	988,458	78,750
Provision (benefit) for income taxes	72,556	(39,765)	240,094	(25,143)

Net income (loss)	$691,193	$(1,433,277)	$748,364	$103,893

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$0.03	$0.00

Diluted	$0.03	$(0.06)	$0.03	$0.00

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,710,172	23,669,765	23,704,406	23,580,877

Diluted	23,998,572	23,669,765	23,920,548	23,886,185

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$748,364	$103,893
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,024,585	900,830
Stock compensation expense	745,022	643,170
Excess tax benefit from stock-based compensation arrangement	—	(95,955)
Deferred income taxes	(44,439)	(28,082)
Changes in assets and liabilities:
Accounts receivable	(152,762)	3,348,310
Inventories	1,139,803	(704,118)
Other assets	(554,795)	(2,079,569)
Accounts payable and accrued expenses	466,495	(1,412,065)

Net cash provided by operating activities	3,372,273	676,414

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	—	(18,700,000)
Proceeds from sale of short-term investments	1,682,951	57,000,000
Purchase of property and equipment	(1,687,485)	(4,148,207)

Net cash provided by (used in) investing activities	(4,534)	34,151,793

Cash flows provided by financing activities:
Proceeds from exercise of underwriter’s over-allotment option to purchase common stock, net of offering costs of $591,100	—	7,638,900
Payments of notes payable	—	(1,000,000)
Proceeds from exercise of options to purchase common stock	74,150	43,375
Excess tax benefit from stock-based compensation arrangement	—	95,955

Net cash provided by financing activities	74,150	6,778,230

Effect of exchange rate changes on cash and cash equivalents	(616)	947,145

Net increase in cash and cash equivalents	3,441,273	42,553,582
Cash and cash equivalents —beginning of period	64,365,607	20,708,794

Cash and cash equivalents —end of period	$67,806,880	$63,262,376

Supplemental non-cash financing and investing activities:
Acquisition of intangible asset in exchange for common stock	$—	$509,200

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At June 30, 2009 and December 31, 2008, the underlying currency for approximately 37.5% and 38.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded an additional provision of $262,000 for the three months ended June 30, 2009.

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

During the second quarter of 2008, the Company reversed $2.0 million in revenue from the sale of printed circuit boards for use in the Olympic torch project that was recorded in the first quarter of 2008.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS No. 168). The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS No. 168 will not be effective for the Company until the nine-month period ended September 30, 2009 and is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards for disclosure of and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company beginning with the three months ended June 30, 2009. The Company’s adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 115-2 did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of SFAS No. 141R did not have any impact on the Company’s financial position and results of operations.

In December 2007, the FASB released a proposed FASB Staff Position (FSP SFAS No. 157-2 – Effective Date of FASB Statement No. 157) which, if adopted, would delay the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 was effective for the Company on January 1, 2009. The adoption of the provisions of SFAS No. 157-2 did not have any impact on the Company’s financial position and results of operations.

3. LONG-TERM INVESTMENTS

Investments held by the Company at June 30, 2009 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At June 30, 2009, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.6 million. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of June 30, 2009	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,353	$—	$—	$5,353	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2009	$5,553
Redemptions	(200)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at June 30, 2009	$5,353

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2009. The Company estimated the fair value of these securities at June 30, 2009 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the second quarter of 2009 resulted in no change in the unrealized impairment loss recorded at December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$1,581,169	$1,575,554
Work in process	2,378,520	3,397,176
Finished goods	1,161,025	1,295,181

Total	$5,120,714	$6,267,911

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and six months ended June 30, 2009 were $1.60 and $1.41 respectively, while the weighted-average fair values per share of the options granted during the three and six months ended June 30, 2008 were $3.82 and $4.15 respectively, utilizing the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Volatility	79%	65%	77% - 79%	64% - 65%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Risk free interest rate	1.79% - 2.15%	2.98%	1.60% - 2.15%	2.49% - 3.26%
Forfeitures	27% - 46%	22%	27% - 46%	22%

As there was no public market for the Company’s common stock prior to the Company’s IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and six months ended June 30, 2009 and 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company applies an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the three months ended June 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,357,055	$5.26	8.5	$461,764

Granted	215,400	2.21
Exercised	(60,500)	1.23
Cancelled	(281,100)	4.19

Options outstanding at June 30, 2009	2,230,855	$5.20	8.2	$1,502,048

Options exercisable at June 30, 2009	551,843	$3.54	6.4	$842,227

Options available for grant at June 30, 2009	540,750

For the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of $408,329 and $745,022, respectively, while stock-based compensation expense of $304,640 and 643,170 respectively were recorded by the Company for the three and six months ended June 30, 2008. At June 30, 2009, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $3.9 million.

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and six months ended June 30, 2009 were $162,670 and $182,370, respectively. The total fair value of options which became exercisable during the three and six months ended June 30, 2009 were approximately $106,000 and $241,000, respectively.

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2009 and 2008 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$106,788	$43,197	$181,062	$107,110
Sales and marketing	68,753	49,733	126,349	97,719
General and administrative	232,788	211,710	437,611	438,341

Total	$408,329	$304,640	$745,022	$643,170

6. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and six months ended June 30, 2009 and 2008, the Company’s comprehensive income (loss) is the sum of net income and the foreign currency translation adjustment, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$691,193	$(1,433,277)	$748,364	$103,893
Foreign currency translation adjustment	8,819	451,258	(24,678)	1,221,581

Total comprehensive income (loss)	$700,012	$(982,019)	$723,686	$1,325,474

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

In January 2008, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise, after deducting underwriting discounts and offering expenses. At June 30, 2009, the outstanding shares of the Company’s common stock are 23,754,925. The Company has reserved 2,771,605 shares for the issuance of common stock upon exercise of stock options outstanding and available to grant under its stock option plans.

8. NET INCOME PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$691,193	$(1,433,277)	$748,364	$103,893

Denominator:
Basic weighted average shares	23,710,172	23,669,765	23,704,406	23,580,877
Dilutive effect of common stock equivalents	288,400	—	216,142	305,308

Diluted weighted average shares	23,998,572	23,669,765	23,920,548	23,886,185

During the three and six months ended June 30, 2009, the Company had 1.0 million and 1.3 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

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

Revenues by geographical region are as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
Asia (excluding Japan)	$6,241,504	$880,028	*	$10,844,474	$4,319,540
Europe	258,647	298,917		680,684	687,114
Japan	987,510	993,049		1,281,821	1,891,225
North America	1,629,783	1,431,816		2,885,131	2,960,916
Other	—	—		—	3,243

Total	$9,117,444	$3,603,810		$15,692,110	$9,862,038

* Reflects the reversal of $2.0 million torch revenue during the second quarter of 2008.

Revenues by product application are as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008		2009	2008
Mobile Phone	$4,739,341	$2,015,500		$8,318,151	$3,024,025
Consumer	2,211,070	(138,221	) *	3,530,857	3,278,889
Automotive	1,777,249	1,335,276		3,106,233	2,780,551
Industrial/other	389,784	391,255		736,869	778,573

Total	$9,117,444	$3,603,810		$15,692,110	$9,862,038

* Reflects the reversal of $2.0 million torch revenue during the second quarter of 2008.

Total assets by geographical region are as follows:

	June 30, 2009	December 31, 2008

United States	$60,603,255	$58,369,649
China	36,427,103	36,652,127

Total	$97,030,358	$95,021,776

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on August 12, 2009 of its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying unaudited consolidated financial statements.

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

We have experienced significant growth since our products were first commercialized in 2001 primarily in the sales of our products for mobile phone applications and automotive applications. Although our growth in 2008 was adversely affected by the slowdown in the mobile handset market in China, the May 2008 earthquake in China and generally weak global economic conditions, our revenue grew in the three and six months ended June 30, 2009 as a result of strong demand for our accelerometers in the mobile phone market in China.

The outlook for the balance of 2009 is uncertain. The U.S. and other global economies are continuing in a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experiencing disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Deteriorating economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline due to the following factors, among others:

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

•

we may also reduce our product prices as we are able to increase our production yields by continuously improving the manufacturing efficiency or to reduce our manufacturing costs by re-engineering our product and reducing the overall material cost;

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

Net Sales by Application

In the second quarter of 2009, net sales from mobile phone applications were the largest component of our total sales, representing 52.0% of total net sales. We expect that net sales from mobile phone applications will continue to be the largest component of our total sales in 2009.

Net sales from automotive applications, in absolute terms, increased in the second quarter of 2009, primarily due to the volume production of one of our new automotive applications. However, we do not expect our net sales from automotive application will grow at the same rate for the second half of 2009 because the current global downturn in the automotive market will continue to affect our net sales from our older applications. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market has been disproportionately affected by the current global downturn.

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

	Three months ended June 30,					Six months ended June 30,
	2009		2008			2009		2008
	Amount	% of Sales	Amount		% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile Phone	$4,739	52.0%	$2,016		55.9%	$8,318	53.0%	$3,024	30.7%
Consumer	2,211	24.3	(138	) *	(3.8)	3,531	22.5	3,279	33.2
Automotive	1,777	19.5	1,335		37.1	3,106	19.8	2,780	28.2
Industrial/other	390	4.2	391		10.8	737	4.7	779	7.9

Total	$9,117	100.0%	$3,604		100.0%	$15,692	100.0%	$9,862	100.0%

*	Reflects the reversal of $2.0 million torch revenue during the second quarter of 2008.

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. We have customers representing 10% or more of our net sales, which combined accounted for approximately 78.8% and 71.6%, respectively, of our net sales in 2008 and 2007.

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

	Three months ended June 30,					Six months ended June 30,
	2009		2008			2009		2008
	Amount	% of Sales	Amount		% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$6,241	68.5%	$880	*	24.4%	$10,844	69.1%	$4,320	43.8%
Europe	259	2.8	299		8.3	681	4.3	687	7.0
Japan	987	10.8	993		27.6	1,282	8.2	1,891	19.1
North America	1,630	17.9	1,432		39.7	2,885	18.4	2,961	30.0
Other	—	—	—		—	—	—	3	0.1

Total	$9,117	100.0%	$3,604		100.0%	$15,692	100.0%	$9,862	100.0%

*	Reflects the reversal of $2.0 million torch revenue during the second quarter of 2008.

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

Gross Profit and Gross Margin

Our gross margin has decreased from 65.1% in 2007, to 47.9% in 2008 and 46.7% in the first six months of 2009. Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Notwithstanding the relatively lower margin in the mobile phone applications market, we expect to derive an increasing percentage of our total net sales from that market because of the significant potential for further revenue growth from increased penetration in that market.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and beginning in 2006, stock-based compensation under SFAS No. 123(R) attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue for the foreseeable future as we seek to diversify into non-accelerometer products and hire additional employees.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses and stock-based compensation under SFAS No. 123(R) While we expect the sales and marketing expense to increase in the long term as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities, we expect such expenses to decrease in both absolute terms and as a percentage of total net sales in 2009 as a result of sales and marketing headcount reduction at the end of 2008.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation under SFAS No. 123(R). We expect that our general and administrative expenses for 2009 in absolute terms will be consistent with 2008 levels. However, we expect that such expenses will decrease as a percentage of net sales.

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

We consider accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$9,117	100.0%	$3,604	100.0%	$15,692	100.0%	$9,862	100.0%
Cost of goods sold	4,916	53.9	2,474	68.6	8,358	53.3	5,195	52.7

Gross profit	4,201	46.1	1,130	31.4	7,334	46.7	4,667	47.3

Operating expenses:
Research and development	1,709	18.7	977	27.1	2,879	18.3	1,757	17.8
Sales and marketing	543	6.0	718	19.9	1,120	7.1	1,430	14.5
General and administrative	1,422	15.6	1,468	40.7	2,845	18.1	2,761	28.0

Total operating expenses	3,674	40.3	3,163	87.8	6,844	43.6	5,948	60.3

Operating income (loss)	527	5.8	(2,033)	(56.4)	490	3.1	(1,281)	(13.0)

Other income (expense):
Interest and dividend income	202	2.2	508	14.1	460	2.9	1,220	12.4
Interest expense	—	—	(9)	(0.2)	—	—	(24)	(0.2)
Other, net	35	0.4	61	1.7	38	0.2	164	1.7

Total other income (expense)	237	2.6	560	15.5	498	3.2	1,360	13.8

Earnings (loss) before income taxes	764	8.4	(1,473)	(40.9)	988	6.3	79	0.8
Provision (benefit) for income taxes	73	0.8	(40)	(1.1)	240	1.5	(25)	(0.3)

Net income (loss)	$691	7.6%	$(1,433)	(39.8)%	$748	4.8%	$104	1.1%

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Net sales. Our net sales increased by 153.0% to $9.1 million for the three months ended June 30, 2009 from $3.6 million in the corresponding period of 2008. This increase was primarily attributable to the increase in mobile phone sales in China as a result of the China economic stimulus plan and an increase in the accelerometer adoption rate in the mobile phone market. Net sales in the second quarter of 2008 were adversely affected by the reversal of $2.0 million revenue related to the Olympic torch project that was recorded in the first quarter of 2008. Sales in mobile phone applications accounted for $4.7 million in net sales in the three months ended June 30, 2009, compared to $2.0 million in the corresponding period for 2008. Sales in automotive applications accounted for $1.8 million for the three months ended June 30, 2009, compared to $1.3 million in the corresponding period in 2008.

Cost of goods sold. Our cost of goods sold increased by 98.7% to $4.9 million for the three months ended June 30, 2009 from $2.5 million for the corresponding period in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit increased by 271.8% to $4.2 million for the three months ended June 30, 2009 from $1.1 million in the corresponding period of 2008. Our gross margin increased by 14.7% points to 46.1% for the three months ended June 30, 2009 from 31.3% in the corresponding period of 2008. Our gross margin for the second quarter of 2008 would have been 56.1% without the impact of the reversal of $2.0 million of revenue associated with the Olympic torch project. Our gross margin continues to be challenged by the decreasing average selling prices of our products particularly in the mobile phone market in China.

Research and development. Our research and development increased by 74.9% to $1.7 million for the three months ended June 30, 2009 from $1.0 million in the corresponding period of 2008. This increase was primarily due to the increase in the contract research and supply costs related in developing new products and system solutions in this period as compared to the corresponding period of 2008. Research and development expenses, as a percentage of total net sales, decreased to 18.7% for the three months ended June 30, 2009 from 27.1% for the corresponding period of 2008.

Sales and marketing. Our sales and marketing expenses decreased by 24.4% to $543,000 for the three months ended June 30, 2008 from $718,000 for the corresponding period of 2008. The decrease was primarily due to headcount reduction in our sales and marketing department at the end of 2008 as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 6.0% for the three months ended June 30, 2009 from 19.9% for the corresponding period of 2008. We expect sales and marketing expense will increase in the second half of 2009 as we are adding resources to develop and sell new applications using our new products and system solutions.

General and administrative. Our general and administrative expenses decreased by 3.1% to $1.4 million for the three months ended June 30, 2009 from $1.5 million in the corresponding period of 2008. This decrease was primarily due to discretionary expense control. General and administrative expenses, as a percentage of total net sales, decreased to 15.6% for the three months ended June 30, 2009 from 40.7% for the corresponding period in 2008.

Other income. Our other income was $0.2 million for the three months ended June 30, 2009 compared to $0.6 million in the corresponding period of 2008. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $73,000 for the three months ended June 30, 2009 compared to an income tax benefit of $40,000 in the corresponding period of 2008. Our income tax provision for the second quarter of 2009 reflected principally income tax expense of $73,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net sales. Our net sales increased by 59.1% to $15.7 million for the six months ended June 30, 2009 from $9.9 million in the corresponding period of 2008. This increase was primarily attributable to the increase in mobile phone sales in China as a result of the China economic stimulus plan and the increase in the accelerometer adoption rate in the mobile phone market. Sales in mobile phone applications accounted for $8.3 million in net sales in the six months ended June 30, 2009, compared to $3.0 million in the corresponding period for 2008. Sales in automotive applications accounted for $3.1 million for the six months ended June 30, 2009, compared to $2.8 million in the corresponding period in 2008.

Cost of goods sold. Our cost of goods sold increased by 60.9% to $8.4 million for the six months ended June 30, 2009 from $5.2 million for the corresponding period in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit increased by 57.1% to $7.3 million for the six months ended June 30, 2009 from $4.7 million in the corresponding period of 2008. Our gross margin decreased by 0.6% points to 46.7% for the six months ended June 30, 2009 from 47.3% in the corresponding period of 2008. Our gross margin for the six months ended June 30, 2008 would have been 59.4% if the $1.2 million of cost of sales associated with the Olympic torch project had been excluded from our results for the period.

Research and development. Our research and development increased by 63.9% to $2.9 million for the six months ended June 30, 2009 from $1.8 million in the corresponding period of 2008. This increase was primarily due to the increase in the research contract and supply costs related in developing new products and system solutions in this period as compared to the corresponding period of 2008. Research and development expenses, as a percentage of total net sales, increased to 18.3% for the six months ended June 30, 2009 from 17.8% for the corresponding period of 2008.

Sales and marketing. Our sales and marketing expenses decreased by 21.7% to $1.1 million for the six months ended June 30, 2008 from $1.4 million for the corresponding period of 2008. The decrease was primarily due to headcount reduction in our sales and marketing department at the end of 2008 as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.1% for the six months ended June 30, 2009 from 14.5% for the corresponding period of 2008.

General and administrative. Our general and administrative expenses increased by 3.0% to $2.84 million for the three months ended June 30, 2009 from $2.76 million in the corresponding period of 2008. This increase was primarily due to an increase in professional fees. General and administrative expenses, as a percentage of total net sales, decreased to 18.1% for the six months ended June 30, 2009 from 28.0% for the corresponding period in 2008.

Other income. Our other income was $0.5 million for the three months ended June 30, 2009 compared to $1.4 million in the corresponding period of 2008. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $240,000 for the six months ended June 30, 2009 compared to an income tax benefit of $25,000 in the corresponding period of 2008. Our income tax provision for the first six months of 2009 reflected principally income tax expense of $240,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $67.8 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of June 30, 2009, our investments included $5.3 million (net of $247,000 impairment loss taken at December 31, 2008) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.3 million of auction rate securities we held at June 30, 2009 as long-term investments.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $3.4 million, which was derived from a net income of $0.7 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $1.7 million, were primarily due to depreciation and amortization expense of $1.0 million, stock-based compensation expense of $0.7 million and deferred income tax benefit of $44,000. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.9 million, were primarily attributable to a $1.1 million reduction of inventories due primarily to increased unit sales in the China mobile phone market and a $0.5 million increase in accounts payable and accrued expenses, offset by a $0.2 million increase in accounts receivable due to the increase in net sales and a $0.6 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $5,000, primarily consisting of proceeds from sale of short-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $1.7 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $74,000, reflected proceeds from exercise of options to purchase common stocks.

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

Market risk; auction rate securities. As of June 30, 2009, our investments included $5.3 million of auction rate securities. We have classified these securities as long-term investments and at December 31, 2008 recorded an unrealized temporary loss of $247,000 in other comprehensive income. We have determined that no further other-than-temporary impairment in the value of these securities existed as of June 30, 2009. If the credit and capital markets deteriorate further, the credit ratings of the issuers or the insurers of the auction rate securities are downgraded or the collateral underlying the securities deteriorates or other events occur that would affect the fair value of these auction rate securities, we might conclude that some or all of them have sustained an other-than-temporary impairment in value, such that we would be required under GAAP to write down their carrying value. Any such write-down would result in a charge against our earnings in the period in which the impairment is recognized, which could be material.

Item 4.	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of June 30, 2009, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through June 30, 2009, we have applied approximately $2.3 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $5.7 million to the construction of two new buildings adjacent to that facility. We have invested the balance of $52.2 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

We repurchased no shares of our common stock during the three months ended June 30, 2009.

Item 6.	Exhibits

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: August 12, 2009	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: August 12, 2009	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer