Form 10-Q
period 2009-09-30
MEMSIC Inc
filed 2009-11-13
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of November 12, 2009 was 23,784,613.

MEMSIC, Inc.

FORM 10-Q, September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$69,690,299	$64,365,607
Short-term investments	—	1,485,023
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of September 30, 2009 and December 31, 2008	2,180,007	1,884,194
Inventories	4,854,880	6,267,911
Deferred taxes	66,928	78,204
Other assets	1,165,456	969,892

Total current assets	77,957,570	75,050,831

Property and equipment, net	14,186,613	13,351,721
Long-term investments	5,353,000	5,553,000
Intangible assets, net	972,856	978,256
Deferred taxes	51,647	36,439
Other assets	26,357	51,529

Total assets	$98,548,043	$95,021,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,943,544	$1,360,274
Accrued expenses	1,291,597	1,380,071

Total current liabilities	4,235,141	2,740,345

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,784,613 and 23,694,425 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	238	237

Additional paid-in capital	97,779,429	96,538,040
Accumulated other comprehensive income	2,217,552	2,227,901
Accumulated deficit	(5,684,317)	(6,484,747)

Total stockholders’ equity	94,312,902	92,281,431

Total liabilities and stockholders’ equity	$98,548,043	$95,021,776

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$7,067,583	$5,015,422	$22,759,693	$14,877,460
Cost of goods sold	4,147,180	2,443,262	12,505,427	7,638,592

Gross profit	2,920,403	2,572,160	10,254,266	7,238,868

Operating expenses:
Research and development	1,210,197	861,484	4,088,923	2,618,703
Sales and marketing	502,829	771,870	1,622,890	2,201,479
General and administrative	1,380,357	1,705,150	4,225,459	4,466,613

Total operating expenses	3,093,383	3,338,504	9,937,272	9,286,795

Operating income (loss)	(172,980)	(766,344)	316,994	(2,047,927)

Other income (expense):
Interest and dividend income	205,322	514,621	665,171	1,734,848
Interest expense	—	(49)	—	(24,382)
Other, net	68,651	218,400	107,286	382,838

Total other income (expense)	273,973	732,972	772,457	2,093,304

Earnings (loss) before income taxes	100,993	(33,372)	1,089,451	45,377
Provision (benefit) for income taxes	48,927	(164,494)	289,021	(189,637)

Net income	$52,066	$131,122	$800,430	$235,014

Net income per common share:
Basic	$0.00	$0.01	$0.03	$0.01

Diluted	$0.00	$0.01	$0.03	$0.01

Weighted average shares outstanding used in calculating net income per common share:
Basic	23,764,284	23,789,899	23,724,587	23,654,292

Diluted	24,102,339	23,884,400	23,981,367	23,883,286

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$800,430	$235,014
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,518,353	1,184,557
Stock compensation expense	1,083,333	964,071
Excess tax benefit from stock-based compensation arrangement	—	(95,955)
Deferred income taxes	(3,992)	(80,166)
Changes in assets and liabilities:
Accounts receivable	(295,813)	2,807,379
Inventories	1,408,539	(1,243,445)
Other assets	(273,717)	(760,425)
Accounts payable and accrued expenses	1,544,345	(2,066,482)

Net cash provided by operating activities	5,781,478	944,548

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	—	(18,700,000)
Proceeds from sale of short-term and long-term investments	1,683,062	59,825,000
Purchase of property and equipment	(2,249,733)	(4,872,187)

Net cash provided by (used in) investing activities	(566,671)	36,252,813

Cash flows provided by financing activities:
Proceeds from exercise of underwriter’s over-allotment option to purchase common stock, net of offering costs of $591,100	—	7,638,900
Payments of notes payable	—	(1,000,000)
Proceeds from exercise of options to purchase common stock	108,056	43,450
Excess tax benefit from stock-based compensation arrangement	—	95,955

Net cash provided by financing activities	108,056	6,778,305

Effect of exchange rate changes on cash and cash equivalents	1,829	(462,198)

Net increase in cash and cash equivalents	5,324,692	43,513,468
Cash and cash equivalents—beginning of period	64,365,607	20,708,794

Cash and cash equivalents—end of period	$69,690,299	$64,222,262

Supplemental non-cash financing and investing activities:
Acquisition of intangible asset in exchange for common stock	$—	$509,200

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc. (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor and system solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated a MEMS technology-based inertial sensor, commonly known as an accelerometer, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easily integrated additional functions, the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. Accelerometer products have a wide range of applications for consumer electronics, mobile phones, automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At September 30, 2009 and December 31, 2008, the underlying currency for approximately 38.1% and 38.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with U.S. GAAP. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At September 30, 2009, the Company’s total inventory reserve balance was $408,000.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The Company sells its products to distributors as well as to end customers. Sales to distributors account for a significant amount of the Company’s revenue. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. Accordingly, the Company follows the following criteria for recognition of sales to distributors: (i) the selling price to the distributor is fixed or determinable at the date of shipment; (ii) the distributor’s obligation to pay the selling price is not contingent on resale of the product; (iii) the Company’s product has been shipped and risk of loss has passed to the distributor; (iv) it is probable that the amount due from the distributor will be collected; (v) the Company does not have significant future obligations to directly assist in the distributor’s resale of the product; and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, the Company recognizes revenue upon shipment to the distributor and estimates returns based on historical sales returns.

Stock-Based Compensation

The Company accounts for share-based payments to employees based on requirements that all share-based payments to employees, including grants of employee stock options, shall be recognized in the financial statements based on their fair values. The cost of equity-based service awards is based on the grant-date fair value of the award and is recognized over the period during which the employee is required to provide service in exchange for the award (vesting period). Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC topic 320-10, Investments – Debt and Equity Securities, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the standard requires comparative disclosures only for periods ending after initial adoption. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued ASC topic 350-30-35, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

the useful life over which to amortize the cost of a recognized intangible asset. The standard was effective for the Company on January 1, 2009. The adoption of the provisions of the standard did not have any impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued ASC topic 805, Business Combinations. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on the Company’s financial position and results of operations.

In accordance with ASC topic 820, Fair Value Measurements and Disclosures, effective January 1, 2009, the Company adopted the applicable provisions which established a framework for measuring fair value and expands disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s consolidated financial position, operations and cash flows.

3. LONG-TERM INVESTMENTS

Investments held by the Company at September 30, 2009 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At September 30, 2009, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.6 million. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

Fair Value Measurement

The Company accounts for assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis in accordance with the provisions of ASC topic 820.

ASC topic 820 provides that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC topic 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of September 30, 2009	Level 1	Level 2	Level 3	Valuation Technique

Auction rate securities	$5,353	$—	$—	$5,353	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2009	$5,553
Redemptions	(200)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at September 30, 2009	$5,353

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at September 30, 2009. The Company estimated the fair value of these securities at September 30, 2009 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the third quarter of 2009 resulted in no change in the unrealized impairment loss recorded at December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$2,419,473	$1,575,554
Work in process	1,710,199	3,397,176
Finished goods	725,208	1,295,181

Total	$4,854,880	$6,267,911

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

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

and changes to the management team, the superior rights and preferences of securities senior to the common stock at the time of each grant and the likelihood of achieving a liquidity event for the shares of common stock underlying stock options.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2009 were $2.68 and $1.54 respectively, while the weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2008 were $1.45 and $2.07, respectively, utilizing the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Volatility	81%	65%	77% - 81%	64% - 65%
Expected dividend yield	0%	0%	0%	0%
Expected life	5 years	5 years	5 years	5 years
Risk free interest rate	2.84%	3.21%	1.60% - 2.84%	3.11%
Forfeitures	30% - 46%	21%	27% - 46%	22%

As there was no public market for the Company’s common stock prior to the Company's IPO in December 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and nine months ended September 30, 2009 and 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The expected life of options has been determined utilizing the "simplified" method as prescribed by ASC topic 718, Compensation – Stock Compensation. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company applies an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000 and 2007 Plan for the nine months ended September 30, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	2,357,055	$5.26	8.5	$461,764

Granted	240,200	2.40
Exercised	(90,188)	1.20
Cancelled	(373,738)	4.22

Options outstanding at September 30, 2009	2,133,329	$5.29	8.0	$2,645,000

Options exercisable at September 30, 2009	676,318	$3.73	6.9	$1,292,844

Options available for grant at September 30, 2009	571,575

For the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of $338,311 and $1,083,333, respectively, while stock-based compensation expense of $320,900 and $964,071, respectively, were recorded by the Company for the three and nine months ended September 30, 2008. At September 30, 2009, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $3.5 million.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and nine months ended September 30, 2009 were $77,422 and $230,147, respectively. The total fair value of options which became exercisable during the three and nine months ended September 30, 2009 were approximately $508,000 and $593,000, respectively.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2009 and 2008 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Research and development	$71,476	$57,342	$252,538	$164,452
Sales and marketing	52,007	58,473	178,356	156,192
General and administrative	214,828	205,085	652,439	643,427

Total	$338,311	$320,900	$1,083,333	$964,071

6. COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and nine months ended September 30, 2009 and 2008, the Company’s comprehensive income is the sum of net income and the foreign currency translation adjustment, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net income	$52,066	$131,122	$800,430	$235,014
Foreign currency translation adjustment	14,329	296,504	(10,349)	1,518,085

Total comprehensive income	$66,395	$427,626	$790,081	$1,753,099

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

In January 2008, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 823,000 shares. The Company received net proceeds of $7.6 million from this exercise, after deducting underwriting discounts and offering expenses. At September 30, 2009, the outstanding shares of the Company’s common stock were 23,784,613. The Company has reserved 2,704,904 shares for the issuance of common stock upon exercise of stock options outstanding and available to grant under its stock option plans.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. NET INCOME PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$52,066	$131,122	$800,430	$235,014

Denominator:
Basic weighted average shares	23,764,284	23,789,899	23,724,587	23,654,292
Dilutive effect of common stock equivalents	338,055	94,501	256,780	228,994

Diluted weighted average shares	24,102,339	23,884,400	23,981,367	23,883,286

During the three and nine months ended September 30, 2009, the Company had 1.0 million and 1.1 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

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

Revenues by geographical region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Asia (excluding Japan)	$3,094,348	$2,637,888	$13,938,822	$6,957,428
Europe	431,353	378,672	1,112,037	1,065,786
Japan	1,306,940	850,686	2,588,761	2,741,911
North America	2,234,942	1,148,176	5,120,073	4,109,092
Other	—	—	—	3,243

Total	$7,067,583	$5,015,422	$22,759,693	$14,877,460

Revenues by product application are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Mobile Phone	$2,590,603	$2,045,714	$10,908,754	$5,069,739
Consumer	1,517,460	1,225,735	5,048,317	4,504,623
Automotive	2,456,610	1,294,009	5,562,843	4,074,560
Industrial/other	502,910	449,964	1,239,779	1,228,538

Total	$7,067,583	$5,015,422	$22,759,693	$14,877,460

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Total assets by geographical region are as follows:

	September 30, 2009	December 31, 2008

United States	$60,992,139	$58,369,649
China	37,555,904	36,652,127

Total	$98,548,043	$95,021,776

Total long-lived assets by geographical region are as follows:

	September 30, 2009	December 31, 2008

United States	$6,561,403	$6,557,971
China	13,977,422	13,376,535

Total	$20,538,825	$19,934,506

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on November 12, 2009 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying unaudited consolidated financial statements.

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

We have experienced significant growth since our products were first commercialized in 2001 primarily in the sales of our products for mobile phone applications and automotive applications. Although our growth in 2008 was adversely affected by the slowdown in the mobile handset market in China, the May 2008 earthquake in China and generally weak global economic conditions, our revenue grew in the nine months ended September 30, 2009 as a result of strong demand for our accelerometers in the mobile phone market in China and in the automotive market.

The outlook for the balance of 2009 is uncertain. Our business has been affected by the recent recession and is likely to be affected by it in the future, and there is no certainty that economic conditions will not deteriorate in the future. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

We expect that sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect that sales of our first non-accelerometer products, including magnetic sensors, will begin to increase in the fourth quarter of 2009.

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

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with ASC topic 605-15, Revenue Recognition. While we sell our products to distributors as well as end customers, sales to distributors account for a significant amount of the total revenue.

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

Net Sales by Application

In the third quarter of 2009, net sales from mobile phone applications were the largest component of our total sales, representing 36.7% of total net sales. We expect that net sales from mobile phone applications will continue to be the largest component of our total sales in 2009.

Net sales from automotive applications increased in the third quarter of 2009, primarily due to the commencement of volume production of a customer’s new automotive application that includes our product. We expect our sales from this new application will continue to grow and will offset the adverse impact on our net sales from our older applications by the global downturn in the automotive market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market has been disproportionately affected by the current global downturn.

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

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile Phone	$2,591	36.7%	$2,045	40.8%	$10,909	47.9%	$5,070	34.1%
Consumer	1,517	21.5	1,226	24.4	5,048	22.2	4,505	30.3
Automotive	2,457	34.7	1,294	25.8	5,563	24.5	4,074	27.4
Industrial/other	503	7.1	450	9.0	1,240	5.4	1,228	8.2

Total	$7,068	100.0%	$5,015	100.0%	$22,760	100.0%	$14,877	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. We have customers representing 10% or more of our net sales, which combined accounted for approximately 63.4% of our net sales in the first nine months of 2009, and 78.8% and 71.6%, respectively, of our net sales in 2008 and 2007.

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

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$3,094	43.8%	$2,638	52.6%	$13,939	61.2%	$6,957	46.8%
Europe	431	6.1	379	7.5	1,112	4.9	1,066	7.2
Japan	1,307	18.5	851	17.0	2,589	11.4	2,742	18.4
North America	2,236	31.6	1,147	22.9	5,120	22.5	4,109	27.6
Other	—	—	—	—	—	—	3	0.0

Total	$7,068	100.0%	$5,015	100.0%	$22,760	100.0%	$14,877	100.0%

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

Our relationships with third-party foundry and packaging service providers do not provide for guaranteed levels of production capacity at pre-determined prices. As a result, our outsourcing costs relating to wafer production, and to a lesser extent, packaging services, are susceptible to sudden changes based on conditions in the global semiconductor market and our service providers’ available capacity.

Gross Profit and Gross Margin

Our gross margin has decreased from 65.1% in 2007, to 47.9% in 2008 and 45.1% in the first nine months of 2009. Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Notwithstanding the relatively lower margin in the mobile phone applications market, we expect to derive an increasing percentage of our total net sales from that market because of the significant potential for further revenue growth from increased penetration in that market.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and beginning in 2006, stock-based compensation attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue for the foreseeable future as we seek to diversify into non-accelerometer products and hire additional employees.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses and stock-based compensation. While we expect the sales and marketing expense to increase in the long term as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities, we expect such expenses to decrease in both absolute terms and as a percentage of total net sales in 2009 as a result of sales and marketing headcount reduction at the end of 2008.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation. We expect that our general and administrative expenses for 2009 in absolute terms will be consistent with 2008 levels. However, we expect that such expenses will decrease as a percentage of net sales.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$7,068	100.0%	$5,015	100.0%	$22,760	100.0%	$14,877	100.0%
Cost of goods sold	4,148	58.7	2,443	48.7	12,506	54.9	7,638	51.3

Gross profit	2,920	41.3	2,572	51.3	10,254	45.1	7,239	48.7

Operating expenses:
Research and development	1,210	17.1	861	17.2	4,089	18.0	2,619	17.6
Sales and marketing	503	7.1	772	15.4	1,623	7.1	2,201	14.8
General and administrative	1,380	19.5	1,705	33.9	4,225	18.6	4,467	30.0

Total operating expenses	3,093	43.7	3,338	66.5	9,937	43.7	9,287	62.4

Operating income (loss)	(173)	(2.4)	(766)	(15.2)	317	1.4	(2,048)	(13.7)

Other income (expense):
Interest and dividend income	205	2.9	514	10.3	665	2.9	1,735	11.7
Interest expense	—	—	—	—	—	—	(24)	(0.2)
Other, net	69	1.0	218	4.4	107	0.5	382	2.6

Total other income (expense)	274	3.9	732	14.7	772	3.4	2,093	14.1

Earnings (loss) before income taxes	101	1.4	(34)	(0.5)	1,089	4.8	45	0.4
Provision (benefit) for income taxes	49	0.7	(165)	(3.3)	289	1.3	(190)	(1.3)

Net income	$52	0.7%	$131	2.8%	$800	3.5%	$235	1.7%

Net income available to common stockholders:
Basic	$52	0.7%	$131	2.8%	$800	3.5%	$235	1.7%

Diluted	$52	0.7%	$131	2.8%	$800	3.5%	$235	1.7%

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Net sales. Our net sales increased by 40.9% to $7.1 million for the three months ended September 30, 2009 from $5.0 million in the corresponding period of 2008. This increase was primarily attributable to increases in mobile phone sales in China and in automotive sales. Sales in mobile phone applications accounted for $2.6 million in net sales in the three months ended September 30, 2009, compared to $2.0 million in the corresponding period for 2008. Sales in automotive applications accounted for $2.5 million for the three months ended September 30, 2009, compared to $1.3 million in the corresponding period in 2008. The increase in sales in automotive applications was due to sales growth as a result of the commencement of volume production of a new application at one significant automotive customer.

Cost of goods sold. Our cost of goods sold increased by 69.8% to $4.1 million for the three months ended September 30, 2009 from $2.4 million for the corresponding period in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit increased by 13.5 % to $2.9 million for the three months ended September 30, 2009 from $2.6 million in the corresponding period of 2008. Our gross margin decreased by 10.0% points to 41.3% for the three months ended September 30, 2009 from 51.3% in the corresponding period of 2008, primarily as a result of the decreasing average selling prices of our products particularly in the mobile phone market in China.

Research and development. Our research and development increased by 40.5% to $1.2 million for the three months ended September 30, 2009 from $0.9 million in the corresponding period of 2008. This increase was primarily due to the increase in the research and supply costs related in developing new products and system solutions in this period as compared to the corresponding period of 2008. Research and development expenses, as a percentage of total net sales, decreased to 17.1% for the three months ended September 30, 2009 from 17.2% for the corresponding period of 2008.

Sales and marketing. Our sales and marketing expenses decreased by 34.8% to $503,000 for the three months ended September 30, 2009 from $772,000 for the corresponding period of 2008. The decrease was primarily due to headcount reduction in our sales and marketing department as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.1% for the three months ended September 30, 2009 from 15.4% for the corresponding period of 2008. We expect sales and marketing expense will increase in the fourth quarter of 2009 as we are adding resources to develop and sell new applications using our new products and system solutions.

General and administrative. Our general and administrative expenses decreased by 19.1% to $1.4 million for the three months ended September 30, 2009 from $1.7 million in the corresponding period of 2008. This decrease was primarily due to discretionary expense control. General and administrative expenses, as a percentage of total net sales, decreased to 19.5% for the three months ended September 30, 2009 from 33.9% for the corresponding period in 2008.

Other income. Our other income was $274,000 for the three months ended September 30, 2009 compared to $732,000 in the corresponding period of 2008. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $49,000 for the three months ended September 30, 2009 compared to an income tax benefit of $165,000 in the corresponding period of 2008. Our income tax provision for the third quarter of 2009 reflected principally income tax expense of $49,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Our tax benefit for the three months ended September 30, 2008 reflected principally a tax credit of $99,000 due to losses generated in the U.S. and a deferred tax credit of $66,000 recorded by our Wuxi subsidiary. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net sales. Our net sales increased by 53.0% to $22.8 million for the nine months ended September 30, 2009 from $14.9 million in the corresponding period of 2008. This increase was primarily attributable to the increase in mobile phone sales in China as a result of the China economic stimulus plan and the increase in the accelerometer adoption rate in the mobile phone market. Sales in mobile phone applications accounted for $10.9 million in net sales in the nine months ended September 30, 2009, compared to $5.1 million in the corresponding period for 2008. Sales in automotive applications accounted for $5.6 million for the nine months ended September 30, 2009, compared to $4.1 million in the corresponding period in 2008.

Cost of goods sold. Our cost of goods sold increased by 63.7% to $12.5 million for the nine months ended September 30, 2009 from $7.6 million for the corresponding period in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit increased by 41.7% to $10.3 million for the nine months ended September 30, 2009 from $7.2 million in the corresponding period of 2008. Our gross margin decreased by 3.6% points to 45.1% for the nine months ended September 30, 2009 from 48.7% in the corresponding period of 2008.

Research and development. Our research and development increased by 56.1% to $4.1 million for the nine months ended September 30, 2009 from $2.6 million in the corresponding period of 2008. This increase was primarily due to the increase in the research contract and supply costs related in developing new products and system solutions in this period as compared to the corresponding period of 2008. Research and development expenses, as a percentage of total net sales, increased to 18.0% for the nine months ended September 30, 2009 from 17.6% for the corresponding period of 2008.

Sales and marketing. Our sales and marketing expenses decreased by 26.3% to $1.6 million for the nine months ended September 30, 2008 from $2.2 million for the corresponding period of 2008. The decrease was primarily due to headcount reduction in our sales and marketing department as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.1% for the nine months ended September 30, 2009 from 14.8% for the corresponding period of 2008.

General and administrative. Our general and administrative expenses decreased by 5.4% to $4.2 million for the nine months ended September 30, 2009 from $4.5 million in the corresponding period of 2008. This decrease was primarily due to discretionary expense control. General and administrative expenses, as a percentage of total net sales, decreased to 18.6% for the nine months ended September 30, 2009 from 30.0% for the corresponding period in 2008.

Other income. Our other income was $0.8 million for the nine months ended September 30, 2009 compared to $2.1 million in the corresponding period of 2008. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $289,000 for the nine months ended September 30, 2009 compared to an income tax benefit of $190,000 in the corresponding period of 2008. Our income tax provision for the first nine months of 2009 reflected principally income tax expense recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Our tax benefit for the nine months ended September 30, 2008 reflected a tax credit of $99,000 due to a loss generated in the U.S. and the recognition of certain deferred tax assets in China.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $69.7 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of September 30, 2009, our investments included $5.3 million (net of $247,000 impairment loss taken at December 31, 2008) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.3 million of auction rate securities we held at September 30, 2009 as long-term investments.

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in our auction rate securities classified as long-term investments to affect our ability to execute our current business plan in the foreseeable future. However, the principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $5.8 million, which was derived from a net income of $0.8 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $2.6 million, were primarily due to depreciation and amortization expense of $1.5 million and stock-based compensation expense of $1.1 million. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $2.4 million, were primarily attributable to a $1.4 million reduction of inventories due primarily to increased unit sales and a $1.5 million increase in accounts payable and accrued expenses, offset by a $0.3 million increase in accounts receivable due to the increase in net sales and a $0.3 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $0.9 million, which was derived from a net income of $0.2 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $2.0 million, were primarily due to depreciation and amortization expense of $1.2 million, stock based compensation expense of $1.0 million, excess tax benefit from stock-based compensation of $ 96,000 and deferred income tax of $80,000. The adjustments related to changes in balances of operating assets and liabilities, a net decrease in cash of $1.3 million, primarily consisted of a $2.1 million reduction in accounts payable and accrued expenses primarily related to initial public offering expenses; $1.2 million increase in inventories, primarily due to a decrease in sales forecast; and a $0.8 million increase in other assets, primarily due to an increase in certain prepaid expenses, offset by a $2.8 million reduction of account receivables due to collection of payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $0.5 million, primarily consisting of proceeds from sale of short-term and long-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $2.2 million.

Net cash provided in investing activities for the nine months ended September 30, 2008 was $36.2 million, primarily consisting of proceeds from sale of short-term investments of $59.8 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $4.9 million and the purchase of short-term investments of $18.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $0.1 million, reflected proceeds from exercise of options to purchase common stocks.

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

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of September 30, 2009, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through September 30, 2009, we have applied approximately $2.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $6.0 million to the construction of two new buildings adjacent to that facility. We have invested the balance of $51.6 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

We repurchased no shares of our common stock during the three months ended September 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our stockholders adopted the following proposals at our Special Meeting in Lieu of Annual Meeting of Stockholders held on September 30, 2009:

	For	Withhold
1. To elect the following to the board of directors to serve for three-year terms as Class II directors:
Roger W. Blethen	19,258,302	2,954,675
Yang Zhao	19,211,771	3,001,206

	For	Against	Abstain
2. To approve an amendment to our Certificate of Incorporation to reduce our authorized capital stock from 110,000,000 shares, divided into 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, to 50,000,000 shares of capital stock, divided into 45,000,000 shares of common stock and 5,000,000 shares of preferred stock:	17,451,161	68,990	2,000

3. To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009:	22,200,682	12,294	0

Item 6.	Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: November 13, 2009	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: November 13, 2009	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer