Form 10-K
period 2009-12-31
MEMSIC Inc
filed 2010-03-31
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $67,500,058.

On March 29, 2010, 23,804,863 shares of our common stock were outstanding.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

We are a pioneer in providing accelerometers to China’s fast-growing mobile phone market and are among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers (“OEM”). Our largest automotive customer is Autoliv, Inc., a leading European automotive safety systems supplier. We are also capitalizing on our proprietary MEMS technology to develop new types of sensor solutions that will broaden our market opportunities. For example, we recently introduced a new line of MEMS-based magnetic sensors that provide enhanced digital compass capabilities for mobile applications such as cell phones and personal navigation devices. Our industrial solutions business unit has developed a prototype for a MEMS-based gas-flow meter for use in industrial applications, primarily in the China market.

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

Recent Developments

In January 2010 we acquired from Crossbow Technology, Inc., a leading supplier of wireless sensor technology and inertial MEMS sensors for navigation and control, the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business, along with related intellectual property and fixed assets. In addition, 21 Crossbow employees, including engineering, sales and marketing personnel, joined our new operations in San Jose, California. With this acquisition, we significantly strengthened our capability to develop integrated sensing systems that incorporate sensors with on-board computing, wireless communications and systems and application software solutions. We also broadened our customer base to include industrial and aerospace markets that we believe may offer higher margins and more stability than the mobile and consumer markets. We also believe that our strong presence in China provides us with an opportunity to introduce these newly acquired wireless sensor network and inertial systems products in the fast-growing Chinese market.

Additionally, in March 2010, we completed the construction of our new manufacturing facility and research and development center in Wuxi, China. The newly finished facility encompasses 20,800 square meters, including a 8,700 square meter research and development institute, which was in use during the fourth quarter of 2009, and a 12,100 square meter manufacturing facility, which is in the process of being fitted out and equipped. The two new buildings are adjacent to our current manufacturing facility in Wuxi, which encompasses 4,200 square meters and has been in operation since 2004. The new facility brings our total manufacturing space to 16,300 square meters and, when fitted out and combined with our existing facility, will provide sufficient capacity to meet the increased demand we expect for our sensor components in the next few years. The new research and development facility will also enable us to attract and expand product development and application engineering resources for the development of smart sensor solutions as well as enhance our ability to provide technical support to our customers.

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

In the last three years, the mobile phone handset market has accounted for the largest component of our net sales. We believe that the mobile phone market continues to offer growth opportunities for sales of MEMS sensors, as functionality based on accelerometers as well as magnetic sensors increasingly becomes a standard feature of current cell phones. MEMS sensors are also increasingly employed in other consumer applications. Accelerometers have a wide range of applications for consumer electronics, including projectors, laptop computers, personal navigation systems, audio players, digital cameras and gaming controls. Future growth areas in consumer applications for accelerometers may include video game controls and children’s toys, where increasingly sophisticated and interactive applications are being incorporated. As technology advances, manufacturers, software developers and other solution providers have introduced products integrating accelerometers and magnetic sensors that enable applications such as picture orientation, gaming control and navigation, as well as a broad range of location-based services. Other potential growth markets for MEMS sensors include aerospace, medical and industrial applications.

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

The original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) that drive demands for our MEMS sensor systems, continuously seek to provide more integrated system-level solutions, reduce costs to enable mass-market adoption for consumer applications (generally a more price-sensitive market), deliver products with increased portability for increasingly smaller devices and develop products with greater functionality.

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

Comprehensive system solutions offering. Our solutions involve the development of a fully-integrated sensor system on a chip, together with the reference designs, algorithms, source code and, in some cases, the application content to facilitate rapid commercial introduction. For example, our new line of magnetic sensors incorporates our Intelligent Heading Correction algorithms, which automatically calibrate the device and, compensate for the extraneous magnetic interference, providing high accuracy and promoting ease of use. Our recent Crossbow acquisition has enhanced our capabilities in designing and developing integrated “smart sensing” solutions. Integrated solutions such as this enable our customers to shorten their product development cycle and allow for rapid adoption of our products in new applications.

Leading market position and established customer relationships. We are a pioneer in providing accelerometers to China’s large mobile phone market. We are also among the leading sensor providers in a diverse range of other applications such as key-stone screen adjustment sensors for image projectors, supplying to several Japanese OEMs. In addition, our accelerometers are incorporated in rollover protection devices for the automotive market where Autoliv, Inc. is a major customer. We have developed close working relationships with our customers and regularly work together with them on new applications development.

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

Strong technology-driven management team. Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was a doctoral student at Princeton University, and is named as an inventor on eight patents we own and three of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

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

Diversify into new sensor and integrated “smart sensing” system products. We have a strong foundation and the capabilities to diversify into new sensor products, including magnetic, temperature, pressure, flow sensors and gyroscopes. Emerging applications for sensors typically lack incumbent competitors, thereby providing an opportunity for a first-mover to define the dominant application technology. We also believe that there is an opportunity in integrated sensor products, which combine multiple sensing devices onto one chip and “smart sensing” systems that integrate sensors with on-board processors, and other elements such as wireless communications and software to provide a complete sensing solution.

Maintain cost leadership. We intend to maintain our cost advantage by developing new innovative proprietary technologies, focusing on designing products on readily available foundry processes, and leveraging our low-cost manufacturing capabilities in China. For example, an important goal in integrating the businesses we acquired from Crossbow will be to drive down the manufacturing cost of the acquired products by transitioning manufacturing to our facility in China.

Leverage cross-continental research and development model to strengthen technology platform. We have research and development teams in Andover, Chicago, San Jose and Wuxi that work closely with each other in our product and technology research and development activities. Our U.S. team is responsible for original research and development activities while our China team focuses on implementing the technology developed by our U.S. team. We believe that this cross-continental research and development model keeps us at the forefront of MEMS sensor research while maintaining a competitive cost base.

Engage in selective acquisitions to build new MEMS capabilities. We intend to continue to evaluate and potentially make acquisitions of technologies and businesses that are complementary to our product portfolio, such as our January 2010 acquisition of business lines from Crossbow and our 2008 acquisition of industrial gas-flow meter technology from MEMStron. We believe that there is a large market potential for integrated system-on-chip sensor products which incorporate multiple types of sensors. While we develop our technologies in-house, we are also actively seeking opportunities to acquire or license key technologies from third parties as well. We believe our strong core technology platform and our newly enhanced smart sensing systems design capabilities will also provide us an advantage in integrating the acquired technologies to create a broader range of sensor solutions products in the market.

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

This Annual Report on Form 10-K contains translations of certain RMB amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB to U.S. dollars were made at the buying rate in effect on December 31, 2009 in The City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB6.8259 to $1.00. We make no representation that the RMB or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock. On December 31, 2009, the buying rate was RMB6.8259 to $1.00.

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

Risks Relating to Our Business and Industry

The recent global recession may adversely affect our business, results of operations and financial condition.

The U.S. and other global economies have recently experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experiencing disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and businesses to continue to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, the inability of customers to obtain credit could negatively affect our revenues and our ability to collect receivables. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If the uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected, as a result of, among other things:

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

We are unable to predict the prospects for recovery from the recent global downturn and disruption in credit and financial markets, but the longer the duration of these uncertainties, the greater the risks we face in operating our business.

Our limited operating history makes it difficult to evaluate our business and prospects.

We commenced operations in 1999, began to generate revenue in 2001, and first became profitable in 2004. Our limited operating history may not provide a meaningful basis for evaluating our business and prospects. Our net sales and net income grew significantly from 2001 to 2009. Our net sales were $28.4 million in 2009 and $20.1 million in 2008. Our net income (loss) was $24,000 in 2009 and ($1.7) million in 2008. We cannot accurately predict the duration or severity of the current adverse economic conditions or their impact on our customers’ demand for our products, and as a result, it is difficult for us at this time to reliably forecast our longer-term revenues or results of operations. Accordingly, you should not rely on the results of any prior periods as indicative of our future revenue or net income growth or financial results. You should consider our business and prospects in light of the risks and uncertainties experienced by entrepreneurial companies seeking to develop products in a rapidly-changing market. Some of these risks and uncertainties relate to our ability to:

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, while we recorded net income of $24,000, or $0.00 per diluted share, for 2009, we expect to incur a loss in the range of ($0.11) to ($0.13) per share in the first quarter of 2010, due in part to transaction costs related to our Crossbow acquisition and the addition of related engineering and sales staff. Our quarterly and annual net sales and profit margin may be significantly different from our historical amounts, and in future periods may fall below expectations. In particular, our gross margins declined significantly in 2009, and could continue to decline. These and other risks described in this “Risk Factors” section, including the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

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

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices can harm our gross margins. For example, our gross margins have declined from 47.9% in 2008 to 45.6% in 2009, primarily as a result of decreasing unit prices in response to competitive pressures in the mobile handset market. Our financial results will suffer if we are unable to offset reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

Acquisitions or investments that we make to expand our business may expose us to new risks and we may not realize the anticipated benefits of these acquisitions or investments.

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

Our recent Crossbow acquisition in particular exposes us to new risks that we have not previously faced.

The product lines we acquired from Crossbow are more highly integrated than our existing products, involve different technologies, more complex manufacturing, assembly and test processes and require more technical support than those required by our current product lines. The sales process and customer base for the Crossbow products also differs substantially from those of our current products. Our manufacture and sale of the inertial navigation systems for use in general aviation that we acquired from Crossbow are subject to extensive regulatory requirements, including requirements that we obtain and maintain certifications from the United States Federal Aviation Administration, or FAA. Malfunctions in these inertial navigation systems could expose users to the risk of injury or death, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. We have no previous experience in designing, manufacturing, selling and supporting products of this type, and there can be no assurance that we will be successful in these endeavors. We are substantially reliant for the operation of this business on former Crossbow management, engineering, sales and marketing personnel who have become our employees. Until we are able to transition to our own manufacturing processes in China, a process that we anticipate will take at least 12 to 18 months, we will be dependent on Crossbow to manufacture these products for us under a contract we entered into with Crossbow as part of the acquisition. If we are unable to obtain necessary FAA certification of our manufacturing facility and processes in China, or experience other unforeseen difficulties in transitioning the manufacture of the acquired products to our own facility in China, we may be unable to achieve the product cost improvements that we anticipate for these acquired businesses. The integration of the lines of business, technologies, personnel and operations we acquired from Crossbow could result in significant diversion of our management’s attention and could also require the incurrence of substantial costs, which could adversely affect our profitability in the near term. Our failure to effectively address these risks, or to successfully integrate the businesses we acquired from Crossbow, or other businesses we may acquire, could have a material adverse effect on our business, our reputation and our results of operations.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or future competitors. If we do not compete successfully, our market share and revenue may decline. We and our distributors currently sell substantially all of our accelerometer products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We face competition primarily from traditional capacitive/piezoresistive-based accelerometer manufacturers, and, more recently, from manufacturers of low cost components such as mechanical switches that can be used as alternatives to our accelerometers in certain applications, such as orientation detection for mobile phones. Our Crossbow acquisition will expose us to competition from additional sources that we currently do not experience. Most of our current competitors have longer operating histories, significantly greater resources, brand recognition and a larger base of customers than we do. In addition, these competitors may have greater credibility with our existing or potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate accelerometer functionality into other products that we do not sell. These factors may make it difficult for us to gain or maintain market share.

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

For 2009, five customers each accounted for 10% or more of our net sales, consisting of four distributors with a total of 51.9% and an OEM, Autoliv, as to 23.6%. For 2008, five customers accounted for 10% or more of our net sales, consisting of four distributors with a total of 57.8% and Autoliv as to 21.0%. If a large distributor or other customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2009 and 2008 were attributable to accelerometer products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

We rely on a small number of third-party foundries to manufacture wafers, which are significant components in our manufacturing process. If we are unable to secure sufficient supply of wafers, or if the wafers supplied to us do not meet our quality standards, we may be unable to ship finished products and our customer relationships may be damaged.

We currently rely on one foundry service provider to manufacture wafers used in our accelerometer products and two foundry service providers to supply wafers used for magnetic sensors.

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

Our future growth and expansion require that we expand our operational, engineering and financial systems, procedures and controls and to improve our information technology, accounting and other internal management systems. However, as a result of the recent global economic recession, we encountered a period of low growth from 2007 to 2009 in which we were required to carefully control our costs and expenses in order to minimize the impact of lower revenues on our results of operations. To the extent that such measures may have impaired or delayed our new product development activities, they could adversely affect our competitiveness. Additionally, these expense control measures could adversely affect our ability to continue to make necessary improvements to our operational, financial and management information systems. We have recently experienced significant turnover among our senior executive personnel. Our expense reduction measures also included headcount reductions, particularly in our sales and marketing and general and administrative staffs. These changes have to some extent contributed, and may in the future contribute, to the challenge of effectively managing our changing operations. If we are unable to manage our changing rate of growth effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. To successfully manage our business in this rapidly changing environment, we believe we must effectively:

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

We design our accelerometer and non-accelerometer products in-house and rely on a combination of patents, trademarks and employee and third-party nondisclosure agreements to protect our intellectual property. As of December 31, 2009, we owned fifteen patents and had eight pending patent applications in the United States, and owned sixteen patents and had twenty-one pending patent applications and assignment in China. As of that date, we also had two issued patents and six pending patent applications in Japan, five pending patent applications in Germany, two pending patent applications filed with the European Patent Office and five pending patent applications filed under the Patent Cooperation Treaty (PCT). Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

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

We outsource a portion of our product packaging process to a third-party packaging service provider. As a result, we do not completely control our product delivery schedules, packaging costs or quality assurance and control for products subject to third-party packaging process. Although we have developed the capacity to perform certain product packaging activities in-house, if our third party packaging service provider experiences capacity constraints or disruption or financial difficulties, raises its prices, suffers any damage to its facilities, or terminates its relationship with us, and we have insufficient capacity in-house, we may have to seek alternative packaging services which may not be available on commercially reasonable terms, or at all. Moreover, we may be exposed to risks associated with qualifying new service providers. Because it may take us an extended amount of time to qualify third-party packaging service providers, we could experience delays in product shipments if we are required to find alternative service providers for our products on short notice. Any problems that we may encounter with the delivery or quality of our products could damage our reputation and result in a loss of customers.

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

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009. The total cost for this phase was $6.5 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the beginning of 2010, we started phase two to furnish and equip a portion of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2010.

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

If we are unable to establish or successfully operate additional manufacturing, we may be unable to expand our business as planned. If we are unable to carry out our planned expansions, we may not be able to meet customer demand, which could result in lower profitability and a loss in market share.

Our product liability and business disruption insurance may not be sufficient.

A significant portion of our sales derive from automotive safety applications which may expose us to significant product liability claims. The aviation navigation systems business we recently acquired from Crossbow also could expose us to significant product liability claims. We maintain business disruption insurance and general liability insurance which includes product liability coverage in amounts we believe to be appropriate for our operations. However, we cannot assure you that this amount is sufficient to cover all potential claims or losses and damages we may suffer. Any product liability or warranty claim, litigation, natural disaster or other forms of business disruption may result in our incurring substantial costs and in a diversion of resources.

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

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a further write-down of the value of these securities were to become necessary, it would adversely affect our results of operations

As of December 31, 2009, our investments included $5.4 million (net of $247,000 impairment loss taken at December 31, 2008) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.4 million of auction rate securities we held at December 31, 2009 as long-term investments.

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

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintain adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

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

The discontinuation of these preferential tax treatments could materially and adversely affect our business, financial condition and results of operations. On March 16, 2007, the National People’s Congress, the PRC legislature, approved and promulgated a new tax law named “Enterprise Income Tax Law,” which took effect beginning January 1, 2008. Under the new tax law, foreign invested enterprises, or FIEs, and domestic companies are subject to a uniform income tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower income tax rate under the then effective tax laws or regulations. The income tax rate of such enterprises will gradually transition to the uniform tax rate within the transition period in accordance with implementing rules to be issued by the State Council. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the income tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the new tax law, entities that qualify as “high-technology companies especially supported by the PRC government” will benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. However, there are a number of requirements for a company to qualify as a “high-technology company especially supported by the PRC government,” including those relating to business scope. There can be no assurances that our Wuxi subsidiary will continue to qualify as a high-technology company supported by the PRC government, that it will continue to do so in the future and continue to benefit from such preferential tax rate. Following the effectiveness of the new tax law, our effective income tax rate may increase, unless we are otherwise eligible for preferential treatment.

In addition, according to the Enterprise Income Tax Law and its implementation rules, effective January 1, 2008, any dividends payable to us by our Wuxi subsidiary will be subject to the PRC withholding tax at the rate of 10%. Currently, any such dividends are not subject to any PRC withholding tax. Although our Wuxi subsidiary has not paid any dividends to us historically and does not intend to do so in the future, if our Wuxi subsidiary ever does pay any dividends to us in the future, our consolidated results of operations and the amount of dividends we pay to our stockholders may be adversely affected.

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

We may rely on dividends paid by our Wuxi subsidiary for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our Wuxi subsidiary is required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. As of December 31, 2009, Memsic Wuxi has established a reserve fund of $549,000. If our Wuxi subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiary to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiary, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in a 17.5% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2009. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

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

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from using the proceeds of our initial public offering to make additional capital contribution or loans to our Wuxi subsidiary.

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

Our principal stockholders and affiliated entities can exert substantial influence over our corporate activities.

As of March 29, 2010, our executive officers, director and entities affiliated with them beneficially owned approximately 23.2% of our outstanding shares of common stock. These included Dr. Yang Zhao, our president and chief executive officer, who beneficially owned 7.3% of our outstanding shares of common stock. These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and will require, beginning with the 2010 audit period, a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls will also involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results, could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our manufacturing subsidiary and approximately 39.5% of our assets were located outside of the United States as of December 31, 2009. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

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

Our current manufacturing facility and our new facility are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. With the completion of the new research and development and manufacturing buildings, our current manufacturing facility comprises a production area of approximately 16,300 square meters and an office area of approximately 8,700 square meters. The current facility is responsible for manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering.

Item 3.	Legal Proceedings.

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleges that certain of our magnetic sensor products infringe a United States patent held by Honeywell. The action seeks declaratory and injunctive relief, damages and costs. We intend to vigorously defend against the Honeywell action. We are in the process of evaluating the Honeywell claim and are unable at this time to estimate the range of potential loss, if any, arising from this matter.

Item 4.	(Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low reported sales prices of our common stock for the period indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2009
Quarter ended March 31, 2009	$2.00	$1.60
Quarter ended June 30, 2009	$4.61	$2.11
Quarter ended September 30, 2009	$4.35	$3.59
Quarter ended December 31, 2009	$4.00	$3.13

On March 29, 2010, the last reported sale price on the Nasdaq Global Market for our common stock was $3.18 per share. On March 29, 2010, there were approximately 32 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through December 31, 2009, we have applied approximately $3.1 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi and $6.5 million to the construction of two new buildings adjacent to that facility. We invested the balance of $50.6 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

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

We have experienced significant growth since our products were first commercialized in 2001 primarily in the sales of our products for mobile phone applications and automotive applications. Although our growth in 2008 was adversely affected by the slowdown in the mobile handset market in China, the May 2008 earthquake in China and generally weak global economic conditions, our revenue grew in 2009 as a result of strong demand for our accelerometers in the mobile phone market in China and in the automotive market.

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

We expect that sales of our accelerometer products to continue to represent a predominant share of our revenue for the foreseeable future. We expect the sales of our first non-accelerometer product, consisting of magnetic sensors, will begin to increase in 2010.

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

OEM and ODM customers’ products are complex and require significant time to define, design and ramp to volume production. Our sales cycle begins with our marketing and sales staff and application engineers engaging with our OEM and ODM customers’ system designers and management, which is typically a multi-month, or even multi-year, process. If this process is successful, an OEM and ODM customer will decide to incorporate our solution in its product, which we refer to as a design-win. Because the sales cycles for our products are long, we incur expenses to develop and sell our products, regardless of whether we achieve the design-win and well in advance of generating revenue, if any, from those expenditures. Although we do not have long-term purchase commitments from any of our distributor customers or OEM and ODM customers, once one of our products is incorporated into an OEM’s or ODM’s design, it is likely to remain a part of the design for the life cycle of its product. We believe this to be the case because a redesign would generally be time consuming and expensive.

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

In January 2010 we acquired from Crossbow Technology, Inc., the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business, along with related intellectual property and fixed assets, and assumed certain related liabilities. In addition, 21 Crossbow employees, including engineering, sales and marketing personnel, joined our new operations in San Jose, California. The purchase price for the acquisition was $18 million in cash. The assets, liabilities and results of operations of the acquired business will be included in our financial statements from the date of acquisition, and are not reflected in the following discussion.

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with ASC topic 605-15, Revenue Recognition. While we also sell our products directly to OEM manufacturers, sales to distributors account for a significant portion of our total revenue.

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our accelerometer products have tended to decline due to the following factors, among others:

•

the semiconductor component market is highly competitive, and as a result, the average selling prices of particular components generally experience rapid declines over the course of their respective product and technology life cycles. This trend has been particularly evident recently in the market for mobile phone applications. We seek to mitigate the impact of this trend on our business by continuing to rapidly design, develop and sell new generations of products with additional functionalities to replace older generation products;

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

Net Sales by Application

In 2009, net sales from mobile phone applications were the largest component of our total sales, representing 41.1% of total net sales. We expect that net sales from mobile phone applications will continue to be the largest component of our total sales in 2010.

Net sales from automotive applications have increased in 2009, primarily due to the commencement of volume production of Autoliv’s new automotive application that includes our product. We expect our sales from this new application will continue to grow and will offset the adverse impact of the global downturn in the automotive market on our net sales from our older applications. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market has been disproportionately affected by the current global downturn.

Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less. Net sales from industrial and other markets have been limited, and we do not expect revenue from these markets to contribute significantly to our total revenue in 2010.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$11,642	41.1%	$7,601	37.9%
Consumer	7,069	24.9	5,353	26.7
Automotive	7,890	27.8	5,621	28.0
Industrial/other	1,771	6.2	1,501	7.4

Total	$28,372	100.0%	$20,076	100.0%

Net Sales by Customer Base

Our customers primarily consist of OEMs and ODMs, and distributors who resell to OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We expect that significant customer concentration will continue for the foreseeable future. Our customers representing 10% or more of our net sales accounted for approximately 75.5% and 78.8% respectively, of our net sales in 2009 and 2008.

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

	For the year ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$15,671	55.2%	$9,645	48.1%
Europe	1,727	6.1	1,472	7.3
Japan	3,972	14.0	3,460	17.2
North America	7,002	24.7	5,499	27.4

Total	$28,372	100.0%	$20,076	100.0%

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

Gross Profit and Gross Margin

Our gross margin has continued to decrease from 65.1% in 2007 to 47.9% in 2008 and 45.6% in 2009. Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. The increase in the percentage of our net sales in products for mobile phone applications in recent years has therefore had an adverse effect on our overall gross margin. Notwithstanding the relatively lower margin in the mobile phone applications market, we expect to derive an increasing percentage of our total net sales from that market because of the significant potential for further revenue growth from increased penetration in that market. Our gross margin in 2008 was also adversely affected by the costs related to the Olympic torch project for which we had to reverse revenue that had previously been recognized. Excluding the impact of the torch project, our gross margin in 2008 would have been 53.8%.

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and others expenses and stock-based compensation. Although sales and marketing expenses decreased in both dollars and as a percentage of total net sales in 2009 compared to 2008 due to sales and marketing headcount reduction at the end of 2008, we expect the sales and marketing expense to increase in the long term as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34% and 9.5%, respectively. At December 31, 2009, the Company had gross U.S. net operating loss carryforwards of $2.7 million, which expire in the year 2028 and 2029. Included within this amount is approximately $260,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

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

The Foreign Enterprise Income Tax Law and the related implementing rules provide certain favorable tax treatments to FIEs which qualify as high-technology companies and are registered and operate in designated high-technology zones in the PRC. Our Wuxi subsidiary is a high-technology FIE registered and operating in a designated high-technology zone. Accordingly, under the Foreign Enterprise Income Tax Law, its implementing rules and several local regulations, our Wuxi subsidiary is entitled to a preferential enterprise income tax rate of 15%. In addition, our Wuxi subsidiary is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008. After the two-year exemption period, our Wuxi subsidiary is entitled to a 50% reduction from the then applicable income tax rate for each year from 2009 through 2011. After the expiration of this five-year tax holiday period, a preferential enterprise income tax rate of 15% may apply for so long as our Wuxi subsidiary continues to be recognized as a “high-technology company especially supported by the PRC government.”

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

Our Wuxi subsidiary has been qualified as a “high-technology company especially supported by the PRC government.” Therefore, a preferential enterprise income tax rate of 15% under the new tax law may apply to our Wuxi subsidiary. However, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. That is to say, our Wuxi subsidiary may either choose to enjoy the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. We believe the adoption of the transition-period preferential tax policy will be more beneficial to our Wuxi subsidiary. Therefore, from 2009 to 2011, the effective income tax rate for our Wuxi subsidiary is 12.5%.

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

Investments

We account for our investments under ASC topic 320, Investments—Debt and Equity Securities. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under ASC topic 320-10, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with ASC topic 320-10, which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is reflected in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in other comprehensive income. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2009, our investments included $5.4 million of auction rate securities. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. We have classified our auction rate securities as long-term investments since December 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

We estimated the fair value of these securities at December 31, 2009 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as a third party specialist’s valuation. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, we intend to hold these auction rate securities for the foreseeable future.

Our valuation analysis for the year ended December 31, 2009 resulted in no change in the unrealized impairment loss recorded since December 31, 2008. We continue to monitor the market for auction rate securities and to assess its impact on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

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

We sell products to OEM and ODM manufacturers as well as distributors. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We follow the following criteria for recognition of sales to distributors: (i) the selling price to the distributors is fixed or determinable at the date of shipment; (ii) our product has been shipped and risk of loss has passed to the distributors; (iv) it is probable that the amount due from the distributor will be collected; (v) we do not have a significant future obligations to directly assist in the distributor’s resale of the product and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, we recognize revenue upon shipment to the distributor and estimate returns based on historical sales returns.

Allowance for Doubtful Accounts

The following table sets forth activities in our allowance for doubtful accounts for the periods indicated:

	Year Ended December 31,
	2009	2008
Balance at the beginning of the period	$6,441	$8,503
Provision for losses	—	—
Receivables charged against reserve	—	(2,062)

Balance at the end of the period	$6,441	$6,441

Our standard policy on payment terms is net 30 days from delivery. In 2009 and 2008, our average days sales outstanding was 29 days and 62 days, respectively. The improvement in our 2009 DSO was due largely to strong collection effort. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and reviews such limits prior to product shipment. We believe that such customers are of high credit quality and that we are not subject to unusual risk with respect to such customers.

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

Concentration of Credit

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents as well as accounts receivable. Our cash and cash equivalents are on deposit at financial institutions and, at times, exceed the federal insured limits. We believe that the financial institutions are of high credit quality and that we are not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

We as indicated below had customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. We establish credit limits for each of our customers and review such limits prior to product shipment. We believe that our customers indicated below are of high credit quality and that we are not subject to unusual risk with respect to such customers, and generally do not require collateral. The following schedule summarizes the percent of total sales to customers for the periods indicated.

	For the year ended December 31,
Customer	2009	2008
Customer A	11.3%	14.9%
Customer D	—	12.4
Customer E	23.6	21.0
Customer F	12.4	14.5
Customer G	13.2	16.0
Customer H	15.0	—

% of total sales	75.5%	78.8%

For 2009, five customers accounted for 10% or more of our net sales, consisting of four distributors with a total of 51.9% and an OEM as to 23.6%. For 2008, five customers accounted for 10% or more of our net sales, consisting of four distributors with a total of 57.8% and an OEM as to 21.0%.

The following schedule summarizes the percent of total accounts receivable balances for certain customers for the periods indicated.

	Year ended December 31,
Customer	2009	2008
Customer A	20.8%	—
Customer E	49.1	32.4%
Customer F	—	14.2
Customer G	—	17.4
Customer H	18.3	—

% of total accounts receivable	88.2%	64.0%

Inventories

Inventories are stated at the lower of cost (weighted average first in-first out) or market. We evaluate our inventory for potential excess and obsolete inventories based on forecasted demands and record a provision for such amounts as necessary. We recorded a provision of $433,000 and $108,000 in 2009 and 2008, respectively.

Stock-Based Compensation

General

Share-based payments to employees, including grants of employee stock options are recognized in our financial statements based on their fair values. The cost of equity-based service awards is based on the grant-date fair value of the award and is recognized over the period during which the employee is required to provide service in exchange for the award (vesting period). Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

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

Description of 2007 Stock Incentive Plan

On August 22, 2007, our board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”), under which up to 3,000,000 shares of our common stock may become available for issuance. At the adoption date, 1,526,425 shares were reserved for issuance. The reserved amount will increase by 300,000 shares at each of the five anniversaries of the adoption date, for a maximum of 3,000,000 shares issuable under the 2007 Plan. Prior to December 19, 2007, there was no public market for our common stock. Accordingly, the board of directors determined the market value of the common stock at the date of grant by considering a number of relevant factors, including our operating and financial performance and corporate milestones achieved, the prices at which shares of convertible preferred stock in arm’s-length transactions were sold, the composition of and changes to the management team, the superior rights and preferences of securities senior to the common stock at the time of each grant and the likelihood of achieving a liquidity event for the shares of common stock underlying stock options.

Valuation of Stock Options

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The key input assumptions used in the Black-Scholes option pricing model include; (i) the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and (iv) dividend yield, we have not paid dividends in the past and it does not expect to in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

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

Under ASC topic 740, Accounting for Income Tax, a net deferred tax asset may be carried on the balance sheet at its full value only if it is more likely than not that the deductions, losses, or credits giving rise to such deferred tax asset will be used in the future. We periodically evaluate our deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. Under GAAP, we are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is not more likely than not that the deferred tax assets will be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

During the fourth quarter of 2008, we entered a three-year cumulative loss in the United States and therefore, concluded that a valuation allowance was appropriate for our deferred tax assets in the United States. We recorded a full valuation allowance against our U.S. deferred tax assets based upon uncertainty with respect to future taxable income in the United States for 2009.

The $151,000 balance of our net deferred tax asset at December 31, 2009 related to PRC taxes applicable to our China subsidiary. In the event we generate future taxable income in the futures, our income tax expense in future periods could be reduced to the extent those deferred tax assets are deemed recoverable.

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

We have performed an analysis of our uncertain tax positions in connection with the application of ASC topic 740 as of the year ended December 31, 2009 and concluded we have no uncertain tax positions that do not meet a more likely than not standard set forth by ASC topic 740. Therefore, we have recorded no tax reserve related to uncertain positions in our financial statements.

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

	For the Year Ended December 31,
	2009		2008
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$28,372	100.0%	$20,076	100.0%
Cost of goods sold	15,436	54.4	10,459	52.1

Gross profit	12,936	45.6	9,617	47.9
Operating expenses:
Research and development	5,230	18.4	4,356	21.8
Sales and marketing	2,328	8.2	3,159	15.7
General and administrative	6,295	22.2	5,949	29.6

Total operating expenses	13,853	48.8	13,464	67.1

Operating loss	(917)	(3.2)	(3,847)	(19.2)
Other income (expense):
Interest and dividend income	819	2.9	2,186	10.9
Interest expense	—	—	(26)	(0.1)
Other, net	215	0.7	331	1.6

Total other income	1,034	3.6	2,491	12.4

Earnings (loss) before income taxes	117	0.4	(1,356)	(6.8)
Provision for income taxes	93	0.3	326	1.6

Net income	$24	0.1%	$(1,682)	(8.4)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales. Our net sales increased by 41.3% to $28.4 million in 2009 from $20.1 million in 2008. This increase was due to an increase in sales primarily from mobile phone applications, automotive applications and consumer applications.

•

Sales in mobile phone applications increased 53% to $11.6 million in 2009 from $7.6 million in 2008, due to increased demand from China mobile phone manufacturers despite a significant price erosion in the market. Specifically, the China mobile phone market has been under increasing price pressure primarily due to competition from vendors of mechanical switch sensor products. As a result of this unexpected competition, sales were much lower in the second half of the year than in the first half.

•

Sales in automotive applications increased 40% to $7.9 million in 2009 from $5.6 million in 2008, despite the challenging worldwide conditions in this industry. This increase reflects the increasing penetration of our new and high-precision sensor products in the vehicle stability control market.

•

Sales in consumer applications increased 32% to $7.1 million in 2009, compared to $5.4 million in net sales in 2008. The increase was largely attributable to higher sales from digital camera and personal media player applications in Japan and China markets.

Cost of goods sold. Our cost of goods sold increased by 47.6% to $15.4 million in 2009 from $10.5 million in 2008. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit increased by 34.5% to $12.9 million in 2009 from $9.6 million in 2008. Our gross margin decreased to 45.6% in 2009 from 47.9% in 2008 primarily due to the continuing decline in the average selling prices of our products in 2009, particularly on products for mobile phone applications. Our gross margin in 2008 was adversely affected by a write-off of costs related to our Olympic torch project during the year. Excluding the impact of the torch project, our gross margin in 2008 would have been 53.8%.

Research and development. Our research and development expenses increased by approximately 20.1%, to $5.2 million in 2009 from $4.4 million in 2008. This increase is primarily due to (i) an increase of $0.5 million in wages and salaries as a result of an increase in our head count for engineers and other research and development employees in both China and the U.S. and (ii) an increase of $0.4 million in research costs relating to the development of new products, offset by (iii) a decrease of $0.1 million in our engineers’ travel expense. Research and development expenses, as a percentage of total net sales, decreased to 18.4% for the year ended December 31, 2009 from 21.8% for the year ended December 31, 2009. We will continue to invest in research and development projects to develop new products and system solutions, and as a result, we expect our research and development expense will continue to increase in 2010.

Sales and marketing. Our sales and marketing expenses decreased by approximately 26.3% to $2.3 million in 2009 from $3.2 million in 2008. The decrease was primarily due to a decrease of $0.9 million in wages and salaries due to headcount reduction in our sales and marketing department as a result of expense control initiatives taken in the fourth quarter of 2008. Sales and marketing expenses, as a percentage of total net sales, decreased to 8.2% for the year ended December 31, 2009 from 15.7% for the year ended December 31, 2008. We expect our sales and marketing expense will increase in 2010 as we are adding resources to develop and sell new applications using our new products and system solutions.

General and administrative. Our general and administrative expenses increased by approximately 5.8% to $6.3 million in 2009 from $5.9 million in 2008. This increase was primarily due to (i) an increase of $0.1 million in wages and salaries due to an increase in salaries and bonuses, (ii) an increase of $0.2 million in professional fees related to the Crossbow acquisition transaction cost, and (iii) an increase of $0.2 million in depreciation and amortization expenses as a result of the completion and occupancy of the new office building in Wuxi and the acquisition of the Memstron gas meter know-how, offset by (iv) a decrease of $0.1 million in travel expenses. General and administrative expenses, as a percentage of total net sales, decreased to 22.2% for the year ended December 31, 2009 from 29.6% for the year ended December 31, 2008.

Other income. Our other income was $1.0 million in 2009 compared to $2.5 million in 2008. This decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $93,000 in 2009 compared to an income tax provision of $0.3 million in 2008. Our income tax provision for 2009 principally reflected income tax expense incurred by our Wuxi subsidiary at a rate of 12.5% of pre-tax income offset by certain credits. Our income tax provision in 2008 reflected our establishment of a full valuation allowance of $1.3 million against our U.S. deferred tax assets and a tax benefit of $0.1 million recorded by our Wuxi subsidiary related to establishing a deferred tax asset in China. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $67.0 million. In addition, our investments included $5.4 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet. The principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

We outsource certain steps of the manufacturing process to third parties while conducting the remaining steps in-house. As a result, our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead and equipment purchases. Other significant cash outlays consist of capital expenditures, including the construction of our buildings in China. We also have used cash to fund salaries, wages and commissions for our non-manufacturing related employees.

We believe that our current cash and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintain adequate manufacturing capacity, the continuing market acceptance of our products, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008
Net cash provided by operating activities	$3,955	$4,053
Net cash provided by (used in) investing activities	(1,462)	33,349
Net cash provided by financing activities	111	6,503
Effect of exchange rate changes on cash and cash equivalents	2	(248)

Net increase in cash and cash equivalents	$2,606	$43,657

In October 2008, our board of directors authorized a stock repurchase program and in the fourth quarter of 2008, we repurchased 106,300 shares at an average price of $1.72 per share. Approximately $4.8 million remains in our share repurchase program.

Operating Activities

Net cash provided by operating activities for 2009 was $4.0 million, which was derived from net income of $24,000 adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $3.4 million, were primarily due to depreciation and amortization expense of $2.0 million, stock based compensation expense of $1.4 million, and deferred income tax of ($37,000). The adjustments relating to changes in balances of operating assets and liabilities, a net of $0.5 million, primarily consisted of $1.3 million decrease in inventory balance, as a result of sales increases and inventory management, and $88,000 increase in accounts payable and accrued expenses, offset by $0.8 million increase in account receivables and $71,000 increase in other assets.

Net cash provided by operating activities for 2008 was $4.1 million, which was derived from a net loss of 1.7 million adjusted to reflect a net increase relating to non-cash items and a net decrease relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $3.4 million, were primarily due to depreciation and amortization expense of $1.7 million, stock based compensation expense of $1.3 million, and deferred income tax of $0.4 million. The adjustments relating to changes in balances of operating assets and liabilities, a net of $2.4 million, primarily consisted of $4.0 million decrease in account receivables, due to lower sales and successful collection efforts, particularly with respect to our former distributor WPI, which accounted for approximately 79% of our receivables at December 31, 2007 and had a zero balance at December 31, 2008, and $0.2 million decrease in other assets, primarily due to decrease in prepaid expenses, both offset by $1.6 million decrease in accounts payable and accrued expenses primarily related to payment of initial public offering expenses and $0.2 million increase in inventories, primarily due to inventory planning decisions made earlier in 2008, before the impact of the recent economic downturn was fully apparent.

Investing Activities

Net cash used in investing activities for 2009 was $1.5 million, primarily due to $3.1 million investment in the construction of our new facilities and expansion of our existing manufacturing equipment capacity, offset by $1.7 million proceeds from the sale of investments.

Net cash provided by investing activities for 2008 was $33.3 million, primarily due to proceeds from the sale of short-term investments, which was offset by $6.4 million investments in the construction of our new facilities and expansion of our existing manufacturing equipment capacity.

Financing Activities

Net cash provided by financing activities for 2009 was $0.1 million, primarily due to proceeds from exercise of options to purchase common stock.

Net cash provided by financing activities for 2008 was $6.5 million, primarily due to $7.6 million in net proceeds from the exercise by the underwriters in our initial public offering of their over-allotment option.

Capital Expenditures

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009. The total cost for this phase was $6.5 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the beginning of 2010, we started phase two to furnish and equip a portion of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2010.

Our capital expenditures amounted to $3.1 million and $6.4 million in 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities. Other than operating leases for office leases, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease commitments	$573	$174	$330	$69	$—
Non-cancellable purchase orders	1,289	1,289	—	—	—

	$1,862	$1,463	$330	$69	$—

Operating lease commitments represent the leases we entered into for our headquarters, sales offices and certain equipment. Non-cancelable purchase orders included primarily contractual commitments we placed with our vendors for production materials.

In addition, we are under a contractual obligation to make royalty payments to Simon Fraser University on a license relating to our core thermal accelerometer technology. These royalty payments are calculated as a percentage of net sales subject to a maximum of $100,000 per year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for us in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We do not expect the adoption of ASU 2010-06 will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We do not expect the adoption of ASU 2009-13 will have a material impact on our financial position or statement of operations.

In April 2009, the FASB issued ASC topic 320-10, Investments—Debt and Equity Securities, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of the standard did not have a material effect on our financial position or results of operations.

In April 2008, the FASB issued ASC topic 350-30-35, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The standard was effective for us on January 1, 2009. The adoption of the provisions of the standard did not have any impact on our financial position and results of operations.

In December 2007, the FASB issued ASC topic 805, Business Combinations. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For us, this statement is effective prospectively for business combinations for which the acquisition date was on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on our financial position and results of operations, however, it will impact the accounting for our recent Crossbow acquisition and all our acquisitions on or after January 1, 2009.

In accordance with ASC topic 820, Fair Value Measurements and Disclosures, effective January 1, 2009, we adopted the applicable provisions which established a framework for measuring fair value and expands disclosures about fair value measurements including nonfinancial assets and liabilities. The adoption did not have a material impact on our consolidated financial position, operations and cash flows.

In December 2007, general standards of accounting for disclosure of events that have occurred after the balance sheet date but before financial statements are issued were established. ASC topic 855 (originally issued as SFAS No. 165, Subsequent Events) provides the general standards which are applicable for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, we adopted the provisions of ASC 855 and have evaluated subsequent events as required.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of MEMSIC, Inc.

We have audited the accompanying consolidated balance sheets of MEMSIC, Inc. as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEMSIC, Inc. at December 31, 2009 and December 31, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 31, 2010

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$66,970,736	$64,365,607
Restricted cash	863,439	—
Short-term investments	—	1,485,023
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of December 31, 2009 and 2008, respectively	2,670,144	1,884,194
Inventories	4,988,611	6,267,911
Deferred taxes	96,217	78,204
Other assets	908,241	969,892

Total current assets	76,497,388	75,050,831
Property and equipment, net	14,591,828	13,351,721
Long-term investments	5,353,000	5,553,000
Intangible assets, net	988,270	978,256
Deferred taxes	55,100	36,439
Other assets	26,355	51,529

Total assets	$97,511,941	$95,021,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115,694	$1,360,274
Accrued expenses	1,662,518	1,380,071
Advance research funding	863,439	—

Total current liabilities	3,641,651	2,740,345

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,793,113 and 23,694,425 shares issued and outstanding at December 31, 2009 and 2008, respectively	238	237
Additional paid-in capital	98,112,408	96,538,040
Accumulated other comprehensive income	2,218,496	2,227,901
Accumulated deficit	(6,460,852)	(6,484,747)

Total stockholders’ equity	93,870,290	92,281,431

Total liabilities and stockholders’ equity	$97,511,941	$95,021,776

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Net sales	$28,372,015	$20,076,444
Cost of goods sold	15,436,281	10,458,790

Gross profit	12,935,734	9,617,654
Operating expenses:
Research and development	5,229,986	4,355,730
Sales and marketing	2,328,025	3,159,476
General and administrative	6,295,017	5,948,847

Total operating expenses	13,853,028	13,464,053

Operating loss	(917,294)	(3,846,399)
Other income (expense):
Interest and dividend income	819,091	2,185,504
Interest expense	—	(25,648)
Other, net	214,731	330,525

Total other income	1,033,822	2,490,381

Earnings (loss) before income taxes	116,528	(1,356,018)
Provision for income taxes	92,633	326,124

Net income (loss)	$23,895	$(1,682,142)

Net income (loss) per common share:
Basic	$0.00	$(0.07)

Diluted	$0.00	$(0.07)

Weighted average shares outstanding:
Basic	23,740,592	23,681,923

Diluted	24,007,456	23,681,923

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Par Value
Balance December 31, 2007	22,768,600	$228	$87,176,262	$1,063,747	$(4,802,605)	$83,437,632
Net loss					(1,682,142)	(1,682,142)
Foreign currency translation adjustment				1,411,154		1,411,154
Unrealized loss on auction rate securities				(247,000)		(247,000)

Comprehensive loss						(517,988)
Exercise of options to purchase common stock	114,125	1	46,636			46,637
Stock compensation expense			1,258,830			1,258,830
Issuance of common stock to purchase know how	95,000	1	509,199			509,200
Issuance of common stock from underwriters’ over allotment	823,000	8	7,638,892			7,638,900
Repurchase and retirement of common stock	(106,300)	(1)	(182,493)			(182,494)
Adjustment of issuing cost for initial public offering			90,714			90,714

Balance December 31, 2008	23,694,425	237	96,538,040	2,227,901	(6,484,747)	92,281,431
Net income					23,895	23,895
Foreign currency translation adjustment				(9,405)		(9,405)

Comprehensive income						14,490
Exercise of options to purchase common stock	98,688	1	110,605			110,606
Stock compensation expense			1,413,763			1,413,763
Adjustment of issuing cost for initial public offering			50,000			50,000

Balance December 31, 2009	23,793,113	$238	$98,112,408	$2,218,496	$(6,460,852)	$93,870,290

See notes to consolidated financial statements

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$23,895	$(1,682,142)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,046,625	1,695,330
Stock compensation expense	1,413,763	1,258,830
Deferred income taxes	(36,699)	382,765
Changes in assets and liabilities:
Restricted cash	(863,439)	—
Accounts receivable	(785,950)	4,033,263
Inventories	1,275,072	(236,680)
Other assets	(70,565)	231,627
Accounts payable and accrued expenses	88,423	(1,629,614)
Advance research funding	863,439	—

Net cash provided by operating activities	3,954,564	4,053,379
Cash flows provided by (used in) investing activities:
Purchase of investments	—	(20,045,317)
Proceeds from sale of investments	1,682,988	59,825,000
Purchase of property and equipment	(3,144,838)	(6,430,604)

Net cash provided by (used in) investing activities	(1,461,850)	33,349,079
Cash flows provided by financing activities:
Proceeds from exercise of underwriters’ over-allotment to purchase common stock, net of offering costs of $591,100	—	7,638,900
Payments of notes payable	—	(1,000,000)
Repurchase of common stock	—	(182,494)
Proceeds from exercise of options to purchase common stock	110,606	46,637

Net cash provided by financing activities	110,606	6,503,043
Effect of exchange rate changes on cash and cash equivalents	1,809	(248,688)

Net increase in cash and cash equivalents	2,605,129	43,656,813
Cash and cash equivalents—beginning of year	64,365,607	20,708,794

Cash and cash equivalents—end of year	$66,970,736	$64,365,607

Supplemental disclosures of non-cash transactions:
Acquisition of intangible asset in exchange for common stock	$—	$509,200

Adjustment to issuing cost for initial public offering	$50,000	$90,714

Supplemental disclosures of cash flows information:
Cash paid for interest	$—	$25,648

Cash paid for income taxes	$276,729	$—

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

Restricted Cash

The Company has presented cash on hand associated with advance research funding received from the Chinese government as restricted cash since the cash must be maintained in a separate bank account and used only for specified research projects.

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for a specific research and development project the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations as the Company performs the project and has complied with the conditions or performance obligations attached to the related government grants.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States dollars. At December 31, 2009 and 2008, the underlying currency for approximately 39.5% and 38.6% of consolidated assets, respectively, was the Renminbi. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

Foreign currency exchange transaction gains or losses are charged to operations as incurred, and have not been significant for all periods presented. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

ASC topic 220, Comprehensive Income, established the standards for reporting and displaying comprehensive income (loss) in financial statements. Comprehensive income (loss) is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders.

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

	For the year ended December 31,
Customer	2009	2008
Customer A	11.3%	14.9%
Customer D	—	12.4
Customer E	23.6	21.0
Customer F	12.4	14.5
Customer G	13.2	16.0
Customer H	15.0	—

% of total sales	75.5%	78.8%

For 2009, five customers accounted for 10% or more of the Company’s net sales, consisting of four distributors with a total of 51.9% and an OEM as to 23.6%. For 2008, five customers accounted for 10% or more of the Company’s net sales, consisting of four distributors with a total of 57.8% and an OEM as to 21.0%.

The following schedule summarizes the percent of total accounts receivable balances for certain customers for the periods indicated.

	Year ended December 31,
Customer	2009	2008
Customer A	20.8%	—
Customer E	49.1	32.4%
Customer F	—	14.2
Customer G	—	17.4
Customer H	18.3	—

% of total accounts receivable	88.2%	64.0%

Concentration of Supplier

The Company relies on one affiliated supplier for all wafer purchases required in the manufacturing process, other than those used in the Company’s magnetic sensor products. Purchases from this supplier represent approximately 50% of all material costs for all periods presented in the accompanying consolidated financial statements. At December 31, 2009, the Company had $290,000 of non-cancellable open purchase order agreements with this affiliated supplier.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses approximate their fair values due to the short term nature of the instruments at December 31, 2009 and 2008.

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

Intangible Assets

Intangible assets relate to issued and applied for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008. The Company amortizes its patents over 15 years and amortizes the purchased know-how over 5 years.

Intangible assets consisted of the following at December 31, 2009.

	December 31,
	2009	2008
Patents	$789,032	$631,624
Know-how	509,200	509,200

Gross intangible assets	1,298,232	1,140,824
Accumulated amortization	(309,962)	(162,568)

Net intangible assets	$988,270	$978,256

Amortization expense expected over the next five years is approximately $155,000 per year. Amortization expense amounted to $147,000 in 2009 and $96,000 in 2008.

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. The Company recorded a provision of approximately $433,000 and $108,000 in 2009 and 2008, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

Property and Equipment

Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing straight-line method over the estimated three to five-year life for equipment and furniture and fixtures, estimated twenty year life for the building in China, and the estimated forty-seven year life for land in China. Chinese statutory regulations stipulate that the ownership of land reverts back to the PRC after forty-seven years. The Company estimates a residual value of 10% of the assets’ original cost in calculating depreciation for assets in China. Leasehold improvements are depreciated over the shorter of the useful life or term of the lease. Costs for repairs and maintenance that do not increase the useful life of the asset are expensed as incurred.

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

Short-term investments held by the Company at December 31, 2008 were primarily invested in mutual funds. There were no short-term investments at December 31, 2009.

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

Translation of Foreign Currency

The financial statements of MEMSIC Semiconductor are translated into United States dollars in accordance with ASC topic 830, Foreign Currency Matters. The functional currency of MEMSIC Semiconductor, the Renminbi, is translated into United States dollars utilizing the following method: assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not expect the adoption of ASU 2010-06 will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company does not expect the adoption of ASU 2009-13 will have a material impact on its financial position or statement of operations.

In April 2009, the FASB issued ASC topic 320-10, Investments—Debt and Equity Securities, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

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

In 2009, we adopted new general standards of accounting for disclosure of events that have occurred after the balance sheet date but before financial statements are issued. ASC topic 855, (originally issued as SFAS No. 165, Subsequent Events) provides the general standards which are applicable for interim or annual financial periods ending after June 15, 2009. Effective June 15, 2009, the Company adopted the provisions of ASC 855 and has evaluated subsequent events as required by this standard. See note 17.

4. LONG-TERM INVESTMENTS

Investments held by the Company at December 31, 2009 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At December 31, 2009, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.6 million with a maturity date in 2017. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of December 31, 2009	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,353	$—	$—	$5,353	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2009	$5,553
Redemptions	(200)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at December 31, 2009	$5,353

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at December 31, 2009 and 2008. The Company estimated the fair value of these securities at December 31, 2009 and 2008 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future.

The Company’s valuation analysis for the year ended December 31, 2009 resulted in no change in the unrealized impairment loss recorded since December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$2,529,594	$1,575,554
Work in process	1,715,212	3,397,176
Finished goods	743,805	1,295,181

Total	$4,988,611	$6,267,911

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2009	2008
Land	$399,275	$359,272
Building and improvements	5,876,123	1,638,433
Machinery and equipment	11,477,672	10,505,372
Computer hardware and software	737,433	689,791
Construction-in-progress	3,209,962	5,359,072

Total property and equipment, at cost	21,700,465	18,551,940
Less accumulated depreciation and amortization	7,108,637	5,200,219

Property and equipment, net	$14,591,828	$13,351,721

The Company has completed the first phase of construction of two new buildings adjacent to its current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. The Company started using the research and development office building in the fourth quarter of 2009. The total cost for this phase was $6.5 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the beginning of 2010, the Company started phase two to furnish and equip a portion of its new manufacturing facility to meet its expected production requirements for both accelerometer products and non-accelerometer products in 2010.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued compensation	$809,122	$276,282
Professional fees	440,175	356,342
Initial public offering costs	—	361,751
Other	413,221	385,696

Total accrued expenses	$1,662,518	$1,380,071

8. COMMON STOCK

The Company reserved 2,993,467 and 2,942,130 shares at December 31, 2009 and 2008 for options to purchase common stock.

9. STOCK INCENTIVE PLAN

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The key input assumptions used in the Black-Scholes option pricing model include; (i) the risk-free interest rate based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options based on evaluations of historical and expected future employee exercise behavior; (iii) volatility based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and (iv) dividend yield at zero since the Company has not paid dividends in the past and it does not expect to in the foreseeable future. The

Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The weighted-average fair values per share of the options granted during the 12 months ended December 31, 2009 and 2008 were $1.66 and $1.90, respectively, utilizing the following assumptions:

	For the Year Ended December 31,
	2009	2008
Volatility	77%-81%	64%-72%
Expected dividend yield	0%	0%
Expected life	5 years	5 years
Risk free interest rate	1.60%-2.84%	2.02%-3.26%
Forfeitures	27%-46%	27%-39%

For the years ended December 31, 2009 and 2008, the Company recorded stock-based compensation expense for the fair value of stock options granted to the Company’s employees and directors in the amount of $1,318,403 and $1,215,833, respectively. At December 31, 2009, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $3.1 million.

For stock options issued in 2005, the Company recorded a deferred stock compensation expense of $629,000 for the intrinsic value of these options applying the fair value provided from a valuation report on February 28, 2006. For the year ended December 31, 2009 and 2008, the Company recorded stock-based compensation expense for these options in the amount of $32,260 and $80,858, respectively. At December 31, 2009, the total unrecognized stock-based compensation expense was $0.

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the years ended December 31, 2009 and 2008, the Company recorded compensation expense for stock option grants to consultants in the amount of $63,100 and ($36,445), respectively.

The stock option activity under the 2000 and 2007 Stock Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,357,055	$5.26	8.5	$461,764
Granted	289,800	2.57
Exercised	(98,688)	1.12
Cancelled	(448,988)	3.95

Options outstanding at December 31, 2009	2,099,179	$5.36	7.8	$1,975,462

Options exercisable at December 31, 2009	798,630	$4.17	6.8	$1,204,060

Options available for grant at December 31, 2009	894,288

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2009 and 2008 were $213,089 and $141,669, respectively. The total fair value of options vested during the year ended December 31, 2009 and 2008 was approximately $1,259,000 and $1,231,000, respectively.

The total unrecognized stock-based compensation expense related to the non-qualified common stock option grants to consultants expected to be charged to operations was estimated to approximate $36,000 and $62,000, respectively, at December 31, 2009 and 2008.

10. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is the sum of net income (loss), the foreign currency translation adjustment and unrealized impairment loss on auction rate securities, as follows:

	For the year ended December 31,
	2009	2008
Net income (loss)	$23,895	$(1,682,142)
Other comprehensive income:
Foreign currency translation adjustment	(9,405)	1,411,154
Unrealized impairment loss	—	(247,000)

Total comprehensive income (loss)	$14,490	$(517,988)

The accumulated other comprehensive income was $2,218,496 and $2,227,901 at the end of December 31, 2009 and 2008, respectively, of which the accumulated unrealized impairment loss was $0 and $247,000, and the accumulated foreign currency translation adjustment was $2,218,496 and $2,474,901 at the end of December 31, 2009 and 2008, respectively.

11. NET INCOME (LOSS) PER SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per share is as follows:

	For the Year Ended December 31,
	2009	2008
Numerator:
Net income (loss)	$23,895	$(1,682,142)

Denominator:
Basic weighted average shares	23,740,592	23,681,923
Dilutive effect of common stock equivalents	266,864	—

Diluted weighted average shares	24,007,456	23,681,923

The calculation of the diluted net loss per share for the year ended 2008 excluded 221,000 shares of options because they were anti-dilutive.

12. INCOME TAXES

The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC.

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2009	2008
Income tax expense (benefit)
Current:
Federal	$—	$(64,514)
State	(6,935)	7,873
Foreign	136,267	—

Total current	129,332	(56,641)

Deferred:
Federal	—	500,085
State	—	(2,677)
Foreign	(36,699)	(114,643)

Total deferred	(36,699)	382,765

	$92,633	$326,124

The following table presents pre-tax income (loss) for the Company and its subsidiary:

	Year Ended December 31,
	2009	2008
United States	$(1,956,260)	$(1,829,138)
China	2,072,788	473,120

	$116,528	$(1,356,018)

The following table reconciles the provision for taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the pre-tax income (loss):

	Year Ended December 31,
	2009	2008
Provision (benefit) computed at statutory rate	$39,611	$(461,046)
State income tax, net of federal benefit	(4,577)	5,196
Permanent differences	57,041	(139,850)
Increase in valuation allowance	566,992	1,191,008
Other	9,670	5,640
Foreign investment tax credits	(130,455)	—
Foreign rate difference	(445,649)	(274,824)

Provision for income taxes	$92,633	$326,124

The Company has a policy to permanently reinvest any earnings of MEMSIC Semiconductor in Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2009, the Company had cumulative foreign earnings of $6.9 million. MEMSIC Semiconductor is governed by the Income

Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate comprised of a 30% foreign enterprise income tax (“FEIT”), and a 3% local income tax.

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

Beginning in 2009, MEMSIC Semiconductor entered year one of a three-year 50% tax reduction from the China uniform enterprise income tax rate of 25%.

Significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2009	2008
Deferred tax asset
Accruals and reserves	$297,517	$374,804
Net operating loss carryforwards	851,000	396,800
AMT tax credit carryforward	—	38,008
Depreciation and amortization	76,900	47,939
Stock-based compensation	683,900	448,100
Long term investment	84,600	84,600

Deferred tax assets	1,993,917	1,390,251

Less valuation allowance	(1,842,600)	(1,275,608)

Net deferred tax assets	$151,317	$114,643

Of the $1,842,600 valuation allowance, $84,600 was recorded through other comprehensive income in 2008 related to temporary decline of the long-term investment balance.

The deferred tax assets related to temporary differences of the Company’s China subsidiary for the years ended December 31, 2009 and 2008 were $151,317 and $114,643, respectively.

During the fourth quarter of 2008, the Company entered a three-year cumulative loss with respect in the United States tax jurisdiction and therefore, concluded a valuation allowance was appropriate for its deferred tax assets in the United States. The Company recorded a full valuation allowance against its deferred tax assets based upon uncertainty with respect to future taxable income in the United States for 2009 and 2008.

At December 31, 2009, the Company had gross U.S. net operating loss carryforwards of $2.7 million, which expire in both 2028 and 2029. Included within this amount is approximately $260,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

The Company has performed an analysis of its uncertain tax positions in connection with the application of ASC topic 740 as of the year ended December 31, 2009 and concluded that it has no uncertain tax positions that do not meet a more likely than not standard set forth by ASC topic 740. Therefore, the Company has recorded no tax reserve related to uncertain positions in its financial statements.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarters facility, sales offices and certain equipment under noncancelable operating leases expiring through 2012. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2009, future minimum annual noncancelable operating lease commitments were $174,000, $163,000, $167,000 and $69,000 for the years ended December 31, 2010, 2011, 2012 and 2013, respectively. Total rent expense for the years ended December 31, 2009 and 2008 was $203,000 and $196,000, respectively.

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

The license agreement provides that the Company pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. The Company paid royalty fees in the amount of $100,000 in each of the two years ended December 31, 2009 and 2008, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all U.S. employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2009 and 2008, the Company’s contributions, including administrative fees, were approximately $25,415 and $24,937, respectively.

Contingencies

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleges that certain of the Company’s magnetic sensor products infringe a United States patent held by Honeywell. The action seeks declaratory and injunctive relief, damages and costs. The Company intends to vigorously defend against the Honeywell action. The Company is in the process of evaluating the Honeywell claim and is unable at this time to estimate the range of potential loss, if any, arising from this matter.

The Company also may be subject to claims that arise out of the ordinary course of business. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SEGMENT INFORMATION

The Company conducts its operations and manages its business in one segment, the development and design, manufacture and sale of semiconductor sensor systems solutions based on MEMS technology and advanced integrated circuit design. Within this segment, the Company’s chief executive officer views the operations of the manufacturing unit and the sales and marketing organizations as an integrated business unit and utilizes enterprise wide operating results as one factor in making operating decisions.

Revenues, denominated in United States dollars, by geographical region are as follows:

	For the year ended December 31,
	2009	2008
Asia (excluding Japan)	$15,670,923	$9,645,189
Europe	1,726,540	1,472,064
Japan	3,972,329	3,460,290
North America	7,002,223	5,498,901

Total	$28,372,015	$20,076,444

Revenues, by product application are as follows:

	For the year ended December 31,
	2009	2008
Mobile phone	$11,641,738	$7,600,739
Consumer	7,068,714	5,352,739
Automotive	7,890,032	5,621,454
Industrial/other	1,771,531	1,501,512

Total	$28,372,015	$20,076,444

Long lived assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
	2009	2008
United States	$6,548,657	$6,557,971
China	14,410,796	13,376,535

Total	$20,959,453	$19,934,506

Total assets, denominated in United States dollars, by geographical region are as follows:

	December 31,
	2009	2008
United States	$59,028,075	$58,369,649
China	38,483,866	36,652,127

Total	$97,511,941	$95,021,776

15. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	Year Ended December 31,
	2009	2008
Balance at the beginning of the period	$6,441	$8,503
Provision for losses	—	—
Receivables charged against reserve	—	(2,062)

Balance at the end of the period	$6,441	$6,441

16. QUARTERLY DATA (Unaudited)

	2009 Quarter Ended
	March	June	September	December
Net sales	$6,574,666	$9,117,444	$7,067,583	$5,612,322
Gross profit	3,133,024	4,200,839	2,920,403	2,681,468
Net income (loss)	57,171	691,193	52,066	(776,535)
Basic and diluted net income (loss) per common share	$0.00	$0.03	$0.00	$(0.03)

	2008 Quarter Ended
	March	June	September	December
Net sales	$6,258,228	$3,603,810 (1)	$5,015,423	$5,198,983	(2)
Gross profit	3,537,191	1,129,517	2,572,160	2,378,786
Net income (loss)	1,537,170	(1,433,277)	131,122	(1,917,157	)(2)
Basic and diluted net income (loss) per common share	$0.06	$(0.06)	$0.01	$(0.08)

Note:

(1)	The second quarter of 2008 net sales reflected a $2.0 million reversal of revenue previously recorded in the first quarter of 2008 related to the sale of torches used for the 2008 Olympic Games.
(2)	The fourth quarter of 2008 net sales reflected a $171,000 reversal of rebate allowance due to a change in estimate. The fourth quarter of 2008 net loss reflected the $1.3 million impact of the Company’s establishment of a valuation allowance against its deferred tax assets in the US.

17. SUBSEQUENT EVENTS

On January 15, 2010, the Company completed the acquisition of assets related to Crossbow Technology, Inc.’s commercial (non-military) Inertial Systems business and Wireless Sensor Network “Mote” and eKo business (collectively, the “Business”), including intellectual property rights and fixed assets relating to the Business. The purchase price for the purchase of the assets consisted of a payment of $18 million in cash at the closing.

The Company evaluated subsequent events occurring after the balance sheet date, December 31, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009 based on those criteria.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our 2010 annual meeting of stockholders to be filed with the Commission not later than April 30, 2010 (the “2010 Proxy Statement”) under the headings “Election of Directors,” “Background Information About Directors Continuing in Office,” “Corporate Governance” and “Information About Executive Officers.”

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our 2010 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our 2010 Proxy Statement under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our 2010 Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our 2010 Proxy Statement under the heading “Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.2	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	MEMSIC, Inc. 2000 Omnibus Stock Plan.		S-1	September 28, 2007	10.9

10.5	MEMSIC, Inc. 2007 Stock Incentive Plan.		S-1	September 28, 2007	10.10

10.6	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees.		S-1	November 21, 2007	10.12

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
10.7	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant		S-1	November 21, 2007	10.13

10.8	Form of Senior Executive Change in Control Agreement.		S-1	September 28, 2007	10.11

21.1	List of subsidiaries.		S-1	September 28, 2007	21

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2010.

MEMSIC, INC. (Registrant)

By:	/S/ YANG ZHAO
Yang Zhao, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 31, 2010.

Name	Title
/S/ YANG ZHAO Yang Zhao	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ PATRICIA NIU Patricia Niu	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ROGER W. BLETHEN Roger W. Blethen	Director

/S/ LARRY A. KAUFMAN Larry A. Kaufman	Director

/S/ MICHAEL TUNG Michael Tung	Director

/S/ DAVID YANG David Yang	Director

/S/ PAUL M. ZAVRACKY Paul M. Zavracky	Director