Form 10-K/A
period 2009-12-31
MEMSIC Inc
filed 2010-04-30
CIK 1386198

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

On April 28, 2010, 23,804,863 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Report”). This Form 10-K/A replaces in its entirety the information previously incorporated by reference in Part III of the Original Report.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
Lawrence A. Kaufman, Ph.D.(1)	68	2011	Director
David Yang(2)(3)	41	2011	Director

CLASS II DIRECTORS
Roger W. Blethen(2)	58	2012	Lead Director
Yang Zhao, Ph.D.	47	2012	President, Chief Executive Officer and Chairman of the Board of Directors

CLASS III DIRECTORS
Michael Tung(1)(3)	54	2010	Director
Paul M. Zavracky, Ph.D.(1)(2)(3)	61	2010	Director

(1)	Member of nominating committee.
(2)	Member of compensation committee.
(3)	Member of audit committee.

Yang Zhao, Ph.D. is our founder and has served as our President and Chief Executive Officer since our inception and as chairman of the Board of Directors since 2007. Dr. Zhao has over 17 years of experience in MEMS technology and related business development. Prior to founding our company in 1999, Dr. Zhao served in various management positions at Analog Devices, Inc. for seven years, where he was instrumental in developing ADI’s MEMS product line and forming industry-wide strategic relationships. Dr. Zhao is well-recognized in the field of MEMS technology. He has been named as an inventor on 22 U.S. patents in IC circuit, processing, packaging and MEMS technology. Dr. Zhao holds a B.S. degree in physics from Peking University, as well as a master’s degree and a Ph.D. in electrical engineering from Princeton University where he studied under Professor Daniel Tsui, who won the 1998 Nobel Prize in physics. He is currently the vice chairman of the board at the School of Engineering of Peking University. We believe that Dr. Zhao’s educational background in electrical engineering and MEMS technology, his prior management experience and his extensive knowledge of our company’s history and culture, its products, technology and personnel, and its markets and customers, qualify him to serve as a member of our board of directors.

Roger W. Blethen has served as a director since 2005. In March 2008, our Board of Directors also designated Mr. Blethen as our lead director. In 2001, Mr. Blethen was appointed chairman of the board of LTX Corporation, a provider of semiconductor test solutions to major integrated-circuit manufacturers. Mr. Blethen served as the president and chief executive officer of LTX Corporation from 1994 to October 2005. Mr. Blethen serves as Chairman of Quebec-based Diablo Technologies Inc. Mr. Blethen currently serves Northeastern University on its Industrial Advisory Board to the Department of Electrical and Computer Engineering and as an advisor to its School for Technological Entrepreneurship. Mr. Blethen received his B.S. in Electrical Engineering from Northeastern University in 1974. We believe that Mr. Blethen’s educational background in electrical engineering, his broad knowledge of the semiconductor industry, gained from his long tenure as a senior operating executive and director of LTX Corporation and as a director of Diablo Technologies, and the skills, judgment and experience he has accumulated in these capacities and as a chief executive officer qualify him to serve as a member of our board of directors.

Lawrence A. Kaufman, Ph.D. has served as a director since 2008. Dr. Kaufman has been the president and chief executive officer of Lightwave Power Inc., a provider of photovoltaic products for solar energy, since May 2008. From 2006 to 2007, Dr. Kaufman was a partner in The GulfStream Group. Prior to joining The GulfStream Group, Dr. Kaufman founded Sionex Corporation, a venture-backed company that develops miniature chemical sensors, and served as its president and chief executive officer from 2000 to 2003 and as Executive Vice President from 2003 to 2005. Dr. Kaufman currently serves as a director of Top Banana, a non-profit education company, a director of Sionex Corporation and is a partner in The Pinnacle Acquisition Group. Dr. Kaufman was a director of Optical Tape Systems, Inc., from 2005 to 2007, and a director of The MicroOptical Corporation, from 2002 to 2006. Dr. Kaufman received a Bachelor of Science degree in Physics from Rensselaer Polytechnic Institute and a Ph.D. in Solid State Physics from Tufts University. We believe that Dr. Kaufman’s educational background in solid state physics, his knowledge of many facets of the electronics industry, and his management experience gained from his employment as a senior operating executive and director of companies in a wide range of businesses qualify him to serve as a member of our board of directors.

Michael Tung has served as a director since 2004. Mr. Tung joined InveStar Capital Inc. as chief financial officer and Managing Partner in 2002 and is responsible for managing its investment portfolio companies in both Taiwan and U.S. Mr. Tung also serves as Managing Partner to manage the Silicon Valley office. Mr. Tung has over 20 years of experience in finance, taxation, accounting and general management. He served as chief financial officer for more than 10 years in various organizations, including Acer America Corp., Foxconn Corporation and Fibera Inc. (a start-up company). Mr. Tung worked as Senior Audit Manager of KPMG for 10 years. Mr. Tung received a B.S. degree in Accounting from Tam Kay University. We believe that Mr. Tung’s educational background in accounting and finance, his broad experience in finance, taxation, accounting and general management and his knowledge of our industry, gained from his employment as an executive of Investar Capital and as a chief financial officer of companies engaged in businesses similar to ours, qualify him to serve as a member of our board of directors.

David Yang has served as a director since 2007. Mr. Yang is a partner of The CID Group and joined The CID Group as one of the founding employees in 1998. Prior to founding The CID Group, Mr. Yang co-founded an incubator firm, Future Technology Consulting, Inc. to provide legal and advisory work to technology start-up companies in Taiwan. From 1994 to 1997, he served as a lawyer for Tsar and Tsai Law Firm and Jones Day. Mr. Yang has previously served as director or observer for Techwell, Inc., Advanced Analogic Technologies, Inc. and Young Fast Optoelectronic Co., Ltd. Mr. Yang received a J.D. degree from Cornell University in 1993 and a B.A. degree in Asian Studies from the University of Michigan, Ann Arbor in 1990. We believe that Mr. Yang’s professional training in law, his extensive experience in advising companies engaged in businesses similar to ours, his service as a director and board observer to such companies and his background as a private equity investor qualify him to serve as a member of our board of directors.

Paul M. Zavracky, Ph.D. has served as a director since 1999. Dr. Zavracky’s more than 30 years of business experience includes research at MIT Lincoln Laboratory, teaching at a major university, and management of successful venture funded companies. Since 2006 he has served Northeastern University as the Dean of the School of Technological Entrepreneurship. From 1998 to 2006, he was the president and chief operating officer of The MicroOptical Corporation, a start-up company he co-founded. Between 1991 and 1998, he was a tenured professor of electrical engineering at Northeastern University. Before joining Northeastern University, Dr. Zavracky was the chief operating officer of Kopin Corporation, a venture backed company that he and a small group of colleagues from the Massachusetts Institute of Technology’s Lincoln Labs started. He led the effort in establishing Kopin’s SOI materials capability as an enabling technology for liquid crystal microdisplays. Dr. Zavracky spent five years at The Foxboro Company as principal scientist and technical group leader establishing a MEMS program beginning in 1980. Dr. Zavracky also spent five years at Coulter Corporation managing the government system group working on electrophotographic film and five years at MIT Lincoln Laboratory where he was involved in the development of materials for solar energy applications. He obtained his Ph.D. in Physics at Tufts University. He holds Bachelors and Master’s degrees in Physics from Northeastern University. He has more than 100 publications and 67 issued patents. We believe that Dr. Zavracky’s educational background in physics, his distinguished academic background, his experience as an entrepreneur and his service in senior scientific and operating executive positions at a range of large and small companies in industries related to our own qualify him to serve as a member of our board of directors.

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

Audit committee. Our audit committee consists of Messrs. Tung, Yang and Zavracky, with Mr. Tung serving as chair. Our audit committee oversees our corporate accounting and financial reporting process and internal controls over financial reporting. Our audit committee evaluates the qualifications, independence and performance of our independent registered public accounting firm, Ernst & Young LLP; engages and determines the compensation of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our financial disclosures, including our critical accounting policies and internal controls over financial reporting; prepares an annual report to our stockholders for inclusion in our proxy statement; reviews and approves in advance any proposed related party transactions; and discusses with management and the independent auditor the results of the annual audit and our financial statements. We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Global Market and SEC rules and regulations. In addition, the board of directors has determined that Mr. Tung is qualified as an “audit committee financial expert” within the meaning of the SEC rules and regulations. A copy of the charter of our audit committee is available in the Investor Relations section of our website at www.memsic.com.

2009 Director Compensation

Members of our board of directors receive cash retainers (payable quarterly in arrears), per meeting fees and annual stock option awards, as follows:

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

The following table details the compensation paid to our directors, other than Dr. Zhao, for the year ended December 31, 2009.

	Fees earned or paid in cash(1)	Option Awards(2)	Total
Roger W. Blethen(3)	$66,500	$3,496	$69,996
Lawrence A. Kaufman(4)	$36,500	$6,579	$43,079
Michael Tung(3)	$51,500	$3,496	$54,996
David Yang(3)	$41,500	$3,496	$44,996
Paul M. Zavracky(3)	$45,500	$3,496	$48,996

(1)	Amounts shown reflect fees earned in calendar year 2009 and do not include fees paid in 2009 for services provided in calendar year 2008.
(2)

Represents the grant date fair value of non-qualified stock options granted to each non-employee director, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions used to calculate the fair value of the stock options granted in 2009 are described in Note 9 to the consolidated financial statements included in this Report.

(3)

On March 12, 2009, we granted to each non-employee director a non-qualified stock option to purchase 12,000 shares of our common stock at an exercise price of $1.75 per share, vesting in equal installments on each of the first three anniversaries of the date of grant.

(4)

On January 21, 2009, we granted Dr. Kaufman in connection with his initial appointment as a director a non-qualified stock option to purchase 20,000 shares of our common at an exercise price of $1.64 per share, vesting in equal installments on each of the first three anniversaries of the date of grant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2009 our directors, officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Executive Officers

The following table sets forth information with respect to our executive officers as of April 28, 2010:

Name	Age	Position
Yang Zhao, Ph.D	47	President, Chief Executive Officer; Director
Patricia Niu	43	Chief Financial Officer
Mark S. Laich	48	Vice President – Worldwide Sales

Further information regarding Dr. Zhao is available under the section titled “–Board of Directors.”

Patricia Niu has served as our Chief Financial Officer since June 2008. From 2003 to 2008, Ms. Niu held positions as our Vice President of Finance and Corporate Controller. Ms. Niu has over 15 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining MEMSIC, Ms. Niu served as the International Business Unit Controller at Key3Media Events, Inc. from 2001 to 2002 and Audit Supervisor and Senior Financial Analyst at Fresenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu was a commercial lender at Bank of China, Head Office in Beijing, China and The Savings Bank in Wakefield, Massachusetts. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989.

Mark S. Laich has served as our Vice President of Worldwide Sales since October 2008. Mr. Laich has over 21 years experience in semiconductor sales and intellectual property licensing. From October 2004 to December 2007, Mr. Laich held various senior sales management positions with Potentia Semiconductor Corporation. Prior to Potentia Semiconductor, from March 2001 to September 2004, Mr. Laich was director of sales at Azanda Network Devices, Inc. Mr. Laich received a Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute.

Item 10.	Executive Compensation

2009 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer and our two other most highly compensated executive officers who were in office at December 31, 2009. These persons are referred to as our “named executive officers” elsewhere in this Report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1)	All Other Compensation ($)		Total ($)
Yang Zhao, Ph.D. President and Chief Executive Officer	2009	$257,683	$200,000		$—	$3,000	(2)	$460,683
	2008	250,000	—		15,071	1,500	(2)	266,571
Patricia Niu Chief Financial Officer	2009	155,000	75,000		—	—		230,000
	2008	155,000	20,000	(3)	11,303	—		186,303
Mark S. Laich(4) Vice President—Worldwide Sales	2009	165,000	115,000		—	—		280,000
	2008	25,385	—		5,466	—		30,851

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. The amounts shown represent the grant date fair value of stock options granted to the named executive officer, computed in accordance with ASC 718. The assumptions used to calculate the fair value of the stock options granted in 2009 and 2008 are described in Note 9 to the consolidated financial statements included in this Report.

(2)	Represents cash awards under our patent reward policy, as a result of the issuance and assignment to us of patents on inventions made by Dr. Zhao.
(4)	The board approved a $20,000 bonus to Ms. Niu for her taking on the responsibility of serving as our Chief Financial Officer following the resignation of Shang Hsiao in June 2008.
(4)	Mr. Laich was appointed as our Vice President—Worldwide Sales in October 2008

Outstanding Equity Awards at December 31, 2009. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2009.

	Option Awards
	Number of securities underlying unexercised options						Option exercise price ($)	Option expiration date
Name	(#) Exercisable(1)		(#) Unexercisable(1)		(#) Unearned
Yang Zhao	46,250	(2)	—		—		$0.30	01/01/2015
	125,000	(3)	125,000	(3)	—		11.70	10/03/2017
	—		—		250,000	(3)	11.70	10/03/2017
	25,000	(4)	75,000	(4)	—		2.53	08/08/2018
Patricia Niu	10,000	(5)	—		—		0.30	09/08/2014
	18,750	(6)	6,250	(6)	—		1.54	11/09/2016
	25,000	(7)	25,000	(7)	—		7.64	08/22/2017
	18,750	(8)	56,250	(8)	—		2.53	08/08/2018
Mark S. Laich	30,000	(9)	90,000	(9)	—		1.80	10/28/2018

(1)	Except as disclosed in Note 3, all options in this table vest in equal installments over four years.
(2)	Granted pursuant to our 2000 Omnibus Stock Plan on February 10, 2005 with a vesting start date of January 1, 2005.
(3)

Granted on October 3, 2007. 250,000 shares were granted pursuant to our 2000 Omnibus Stock Plan and vest in equal installments over four years. The additional 250,000 shares were granted pursuant to our 2007 Stock Incentive Plan and vest according to the following performance-based criteria: (i) 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (ii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions; (iii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisition; and (iv) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions. Irrespective of the above terms and conditions, the options shall vest fully on the eighth anniversary of the grant date.

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

Employment Arrangements with Named Executive Officers

Change in Control Agreements. On March 26, 2009, we entered into Senior Executive Change in Control Agreements, or the Change in Control Agreements, with Yang Zhao and Patricia Niu. These agreements provide for the acceleration of vesting of stock options held by Dr. Zhao and Ms. Niu if, after a change in control, we terminate the executive’s employment without cause or the executive terminates his or her employment due to a breach by us (as each event is defined in the Change in Control Agreements). Once the acceleration provisions of the Change in Control Agreements are triggered, the vesting of each option held by the executive shall be accelerated such that a portion of such options equal to the portion that would otherwise have vested during the last year of the vesting schedule shall become exercisable immediately. This acceleration shall be applied after, and not in lieu of, any accelerated vesting that may be provided for under the terms of such option and any plan under which such option was granted and by any resolution of our board of directors or any committee thereof. However, to the extent that the total acceleration of vesting that each executive would receive exceeds a combined total of twenty-four (24) months then the provisions of these Change in Control Agreements shall not apply.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 28, 2010, by:

•	Each beneficial owner of 5% or more of the outstanding shares of our common stock;

•	Each of our named executive officers;

•	Each of our directors; and

•	All of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 23,804,863 shares of our common stock outstanding as of April 28, 2010. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2010. For purposes of calculating percentages in the table below, shares listed opposite the name of a person under the heading “Right to Acquire” are deemed outstanding and beneficially owned by such person, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares Outstanding		Right to Acquire	Total	% of Outstanding
5% Stockholders
Entities Affiliated with IDG-Accel China Growth Fund II L.P. c/o IDG VC Management Ltd. (1) Unit 1509, The Center 99 Queen’s Road Central, Hong Kong	4,725,223		—	4,725,223	19.85%

Seligman Spectrum Focus (Master) Fund (2) PO Box 309 Ugland House, South Church Street George Town, Grand Cayman KY1-1104	2,864,504		—	2,864,504	12.03%

Still River Fund II, LP 1601 Trapelo Road Waltham, Massachusetts 02451	2,778,107		—	2,778,107	11.67%

Entities Affiliated with InveStar Capital, Inc.(3) 333 W. San Carlos Street San Jose, California 95110	2,508,014		—	2,508,014	10.54%

Named Executive Officers
Yang Zhao, Ph.D Patricia Niu Mark S. Laich	1,750,750	(4)	196,250	1,947,000	8.11%
	40,000		72,500	112,500	*
	—		30,000	30,000	*
Directors
Michael Tung David Yang Paul M. Zavracky Roger W. Blethen Lawrence A. Kaufman All current directors and executive officers as a group (8 persons)	2,508,014	(3)	12,000	2,520,014	10.58%
	925,000	(5)	12,000	937,000	3.93%
	36,000		87,000	123,000	*
	—		87,000	87,000	*
	—		5,000	5,000	*
	5,259,764		501,750	5,761,514	23.70%

*	Less than 1.0%
(1)	Information based upon an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. Includes 4,146,394 shares of which the record owner is IDG-Accel China Growth Fund II L.P., 339,108 shares of which the record owner is IDG-Accel China Investors II L.P., 150,000 shares of which the record owner is IDG Technology Venture Investments, LP., 71,393 shares of which the record owner is IDG Technology Venture Investments, LLC, and 18,328 shares of which the record owner is IDG Technology Venture Investment III, L.P. Quan Zhou and Patrick J. McGovern are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of both IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. Quan Zhou and Patrick J. McGovern are the managing members of IDG Technology Venture Investment III, LLC, which is the general partner of IDG Technology Venture Investment III, L.P. Quan Zhou and Patrick J. McGovern are the managing members of IDG Technology Venture Investments, LLC, which is the general partner of IDG Technology Venture Investments, LP.
(2)	Information based upon a Schedule 13D filed with the Securities and Exchange Commission on April 12, 2010 and Forms 3 and 4 filed on April 23, 2010. The Schedule 13D was filed jointly with Ameriprise Financial, Inc. and RiverSource Investments, LLC. Ameriprise Financial, Inc., is the parent company of RiverSource Investments, LLC. RiverSource Investments, LLC is an investment adviser to the reporting person.
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
(4)	Includes 240,363 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity Trust, 600,908 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Grantor Retained Annuity Trust FBO Naifeng Yang, and 205,000 shares of common stock given to Amy Chen.
(5)	Includes 462,500 shares held by Asia Pacific Genesis Venture Capital Fund, L.P., 128,000 shares held by C&D Capital Corp., 113,500 shares held by Global Vision Venture Capital Co., Ltd., 62,500 shares held by Asia Pacific Century Venture Capital LTD, 47,500 shares held by China Power Venture Capital Co., Ltd., 26,500 shares held by Nien Hsing International (Bermuda) Ltd., 21,500 shares held by Asiagroup Worldwide Limited, 17,500 shares held by STAR Pacific Worldwide Limited, 16,500 shares held by A&D Capital Corp., 16,500 shares held by J&D Capital Corp., and 12,500 shares held by CAM-CID Asia Pacific Investment Corp. The CID Group and its affiliates have entered into investment management agreements to manage the investment direction of these entities’ funds. Steven Chang, managing partner of The CID Group, and David Yang, a partner of The CID Group, share voting and dispositive power over shares held by these entities. Mr. Yang disclaims beneficial ownership in all shares except to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information

We have one equity compensation plan under which shares are currently authorized for issuance, our 2007 Stock Incentive Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. Both of our equity compensation plans were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2009 under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,099,179	$5.36	894,288	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,099,179	$5.36	894,288

(1)

Excludes 900,000 additional shares which may become issuable under our 2007 Stock Incentive Plan pursuant to evergreen provisions approved by our stockholders on November 9, 2007, which provide that, on each of the first five anniversaries of the adoption of the 2007 Incentive Plan, the shares available for the future grant of awards under the plan shall be increased by the lesser of (i) 300,000 shares and (ii) an amount determined by the board of directors.

Item 12.	Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of our directors are independent within the meaning of the applicable rules of the SEC and The Nasdaq Stock Market, LLC. Specifically, our board of directors has determined that each of Messrs. Blethen, Kaufman, Tung, Yang and Zavracky is an independent director.

Policies and Procedures Regarding Related Party Transactions

Our policies and procedures for related party transactions are contained in our code of conduct and our audit committee charter.

Our code of conduct requires all of our employees, officers and directors to report to our chief executive officer any significant related-party transaction that he or she believes exits or might occur. These related-party transactions include those between our company and: (i) family members or friends of an employee, officer or director; (ii) an organization for which the employee, officer or director currently or has in the past five years served as an officer, director, trustee or partner; (iii) an organization in which the employee, officer or director has a financial interest, other than an investment of less than 1% of the outstanding shares of a publicly-held company; and (iv) any individual or organization with whom the employee, officer or director is negotiating, or with whom he or she has an arrangement, concerning prospective employment.

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

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2009 and each currently proposed transaction in which:

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

Relationship with InveStar Funds and Taiwan Semiconductor Manufacturing Company, Limited, or TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 10.6% of our common stock on a fully diluted basis. TSMC, our largest third-party supplier, has historically supplied substantially all of our wafers required in our manufacturing process. In 2009, we purchased an aggregate of $4.9 million in wafers from TSMC. TSMC holds in the aggregate 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Michael Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 13.	Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2009 and 2008:

	Fees
Fee category	2009	2008
Audit fees	$567,000	$540,000
Audit-related fees	25,000	—
Tax fees	60,500	49,600
All other fees	—	—

Total fees	$652,500	$589,600

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide audit, audit-related or non-audit related services without audit committee pre-approval. All of the services provided by Ernst & Young LLP during 2009 and 2008 were pre-approved.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (3) Exhibits

The following exhibits are included in this Amendment No. 1 to our Annual Report on Form 10-K:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2010.

MEMSIC, INC. (Registrant)

By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer
and President