Form 10-Q
period 2010-03-31
MEMSIC Inc
filed 2010-05-14
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of May 11, 2010 was 23,804,863.

MEMSIC, Inc.

FORM 10-Q, March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,763,764	$66,970,736
Restricted cash	863,452	863,439
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of March 31, 2010 and December 31, 2009, respectively	3,087,411	2,670,144
Inventories	4,777,654	4,988,611
Other assets	1,955,367	1,004,458

Total current assets	58,447,648	76,497,388

Property and equipment, net	15,936,212	14,591,828
Long-term investments	5,173,000	5,353,000
Goodwill	4,752,417	—
Intangible assets, net	12,599,970	988,270
Other assets	192,921	81,455

Total assets	$97,102,168	$97,511,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,246,411	$1,115,694
Accrued expenses	1,696,293	1,662,518
Advance research funding	863,452	863,439

Total current liabilities	4,806,156	3,641,651

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,804,863 and 23,793,113 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	238	238
Additional paid-in capital	98,509,032	98,112,408
Accumulated other comprehensive income	2,223,082	2,218,496
Accumulated deficit	(8,780,814)	(6,460,852)

MEMSIC, Inc. stockholders’ equity	91,951,538	93,870,290

Noncontrolling interest related to joint venture in Japan	344,474	—

Total equity	92,296,012	93,870,290

Total liabilities and stockholders’ equity	$97,102,168	$97,511,941

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$7,271,993	$6,574,666
Cost of goods sold	4,426,499	3,441,642

Gross profit	2,845,494	3,133,024

Operating expenses:
Research and development	1,973,657	1,170,165
Sales and marketing	1,071,479	576,779
General and administrative	2,323,808	1,422,697

Total operating expenses	5,368,944	3,169,641

Operating loss	(2,523,450)	(36,617)

Other income:
Interest and dividend income	116,664	257,865
Other, net	17,530	3,461

Total other income	134,194	261,326

Earnings (loss) before income taxes	(2,389,256)	224,709
Provision (benefit) for income taxes	(116,435)	167,538

Net income (loss)	(2,272,821)	57,171

Less: net income attributable to noncontrolling interest	47,141	—

Net income (loss) attributable to MEMSIC, Inc.	$(2,319,962)	$57,171

Net income (loss) per common share:
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,797,008	23,698,639

Diluted	23,797,008	23,842,524

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(2,272,821)	$57,171
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	879,231	517,483
Stock compensation expense	383,489	336,693
Deferred income taxes	(182,100)	(13,071)
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	(215,218)	(1,552,764)
Inventories	823,112	708,857
Other assets	(703,418)	(549,633)
Accounts payable and accrued expenses	875,132	(58,303)

Net cash used in operating activities	(412,593)	(553,567)

Cash flows provided by (used in) investing activities:
Proceeds from sale of investments	180,000	1,682,065
Purchase of property and equipment	(1,290,531)	(837,065)
Acquisition payment net of acquired cash of $352,247	(17,647,753)	—

Net cash provided by (used in) investing activities	(18,758,284)	845,000

Cash flows provided by (used in) financing activities:
Cash dividend paid to non-controlling interest	(56,838)	—
Proceeds from exercise of options to purchase common stock	13,135	1,500

Net cash provided by (used in) financing activities	(43,703)	1,500

Effect of exchange rate changes on cash and cash equivalents	7,608	(1,359)

Net increase (decrease) in cash and cash equivalents	(19,206,972)	291,574
Cash and cash equivalents —beginning of period	66,970,736	64,365,607

Cash and cash equivalents —end of period	$47,763,764	$64,657,181

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

2. ACQUISITION

On January 15, 2010, the Company completed the acquisition of assets related to Crossbow Technology, Inc.’s commercial (non-military) Inertial Systems business and Wireless Sensor Network “Mote” and eKo business (collectively, the “Business”), including intellectual property rights, fixed assets relating to the Business and 153 shares of Crossbow Japan Limited (Crossbow Japan), representing 51% ownership of the entity. The purchase price for the Business consisted of a payment of $18 million in cash at the closing.

Purchase Price Allocation

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured on January 15, 2010 in accordance with ASC topic 805, Business Combinations.

The purchase price paid for the acquisition is as follows:

Cash paid	$18,000,000

Total purchase price	$18,000,000

The allocation of the purchase price is as follows:

Working capital	$1,113,399	(1)
Property and equipment	593,929
Trademarks	396,730
Customer relationships	4,495,003
Developed technology	6,998,000
Goodwill	4,752,417

	18,349,478

Non-controlling interest in majority owned Japan joint venture	(349,478)

Allocation of purchase price	$18,000,000

Note (1):	The working capital included the inventory at fair value of $440,000 and $125,000 in a current liability acquired from Crossbow Technology, Inc. and net current assets of $799,000 acquired from Crossbow Japan. In the Company’s Consolidated Cash Flow Statement, these amounts are included in investing activities and are excluded from the changes in assets and liabilities in operating activities.

Pro Forma Revenue and Net Loss

The Company’s pro forma revenue, net loss and loss per share would have been $7.7 million, $2.5 million and ($0.10) had the Company closed the acquisition on January 1, 2010 for the three months ended March 31, 2010. The pro forma revenue, net loss and loss per share would have been $9.6 million, $0.9 million and ($0.04) had the Company closed the acquisition on January 1, 2009 for the three months ended March 31, 2009.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, MEMSIC Semiconductor and its majority owned and controlled Crossbow Japan. The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company) in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with the management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor. The functional currency of MEMSIC Semiconductor is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States (U.S.) dollars. At March 31, 2010 and December 31, 2009, the underlying currency for approximately 38.3% and 39.5% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At March 31, 2010, the underlying currency for approximately 1.1% of consolidated assets was the Japanese Yen. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to its foreign exchange exposure.

The financial statements of MEMSIC Semiconductor and Crossbow Japan are translated into U.S. dollars in accordance with U.S. GAAP. The functional currencies of MEMSIC Semiconductor and Crossbow Japan are translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At March 31, 2010 and December 31, 2009, the Company’s total inventory reserve balance was $441,000 and $549,000, respectively.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The Company does not expect the adoption of ASU 2009-13 will have a material impact on its financial position or statement of operations.

In December 2007, the FASB issued ASC topic 805, Business Combinations. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on the Company’s financial position and results of operations. The Company followed this provision for its accounting for the Crossbow acquisition.

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

4. LONG-TERM INVESTMENTS

Investments held by the Company at March 31, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At March 31, 2010, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.4 million with a maturity date in 2017. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of March 31, 2010	Level 1	Level 2	Level 3	Valuation Technique

Auction rate securities	$5,173	$—	$—	$5,173	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2010	$5,353
Redemptions	(180)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at March 31, 2010	$5,173

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2010. The Company estimated the fair value of these securities at March 31, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the first quarter of 2010 resulted in no change in the unrealized impairment loss recorded at December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$2,174,953	$2,529,594
Work in process	1,921,716	1,715,212
Finished goods	680,985	743,805

Total	$4,777,654	$4,988,611

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed. The Company reported goodwill of $4,752,417 at March 31, 2010.

The Company will perform an annual impairment test for goodwill during the fourth quarter of each fiscal year, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
Patents	$844,041	$789,032
Know-how	514,919	509,200
Trademark	396,730	—
Customer relations	4,495,003	—
Developed technology	6,998,000	—

Gross intangible assets	13,248,693	1,298,232

Accumulated amortization	(648,723)	(309,962)

Net intangible assets	$12,599,970	$988,270

The Company amortizes its intangible assets based on the following expected life:

Expected life (Years)
Patents	15
Know-how	5
Trademark	2
Customer relations	8-10
Developed technology	8-10

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $339,000 and $37,000, respectively for the three months ended March 31, 2010 and 2009.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight line method best approximates the economic pattern of usefulness of those assets.

7. STOCK BASED COMPENSATION

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

On December 9, 2009, the Company’s board of directors approved the 2009 Nonqualified Inducement Stock Option Plan (the “2009 Plan”) with an effective date on January 15, 2010, the acquisition closing date. Under the 2009 Plan, up to 1,250,000 shares of the Company’s common stock may become available for issuance. Except as otherwise determined by the Compensation Committee of the Company’s board of directors, the form of option to be employed under the 2009 Plan shall be substantially identical to the form of nonqualified option customarily used under the Company’s 2007 Stock Incentive Plan.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three months ended March 31, 2010 and 2009 were $2.14 and $1.72, respectively, utilizing the following assumptions:

	Three months ended March 31,
	2010	2009
Volatility	69% -70%	77%
Expected dividend yield	0%	0%
Expected life	5.8 -6.0 years	5 years
Risk free interest rate	2.4%	1.6% -1.9%
Forfeitures	36% -37%	28% -46%

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the three months ended March 31, 2010 based on the implied volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The expected life of options has been determined utilizing the “simplified” method as prescribed by ASC topic 718, Compensation – Stock Compensation. The Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and generally its employees exhibit similar exercise behavior.

The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company applies an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000, 2007 and 2009 Plan for the three months ended March 31, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at December 31, 2009	2,099,179	$5.36	7.8	$1,975,462

Granted	503,500	3.40
Exercised	(11,750)	1.12
Cancelled	(69,813)	5.72

Options outstanding at March 31, 2010	2,521,116	$4.98	8.0	$1,735,527

Options exercisable at March 31, 2010	837,459	$4.28	6.7	$1,137,461

Options available for grant at March 31, 2010	1,697,838

For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $383,489 and $336,693, respectively. At March 31, 2010, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $4.4 million.

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2010 and 2009 were $24,348 and $8,500, respectively. The total fair value of options which became exercisable during the three months ended March 31, 2010 and 2009 was approximately $183,000 and $123,000, respectively.

Stock-based compensation expense related to stock options for the three ended March 31, 2010 and 2009 was allocated as follows:

	Three months ended March 31,
	2010	2009

Research and development	$38,857	$74,274
Sales and marketing	44,773	57,596
General and administrative	299,859	204,823

Total	$383,489	$336,693

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three months ended March 31, 2010 and 2009, the Company’s comprehensive income (loss) is the sum of net income (loss) and the foreign currency translation adjustment, as follows:

	For the three months ended March 31,
	2010	2009

Net income (loss)	$(2,319,962)	$57,171
Foreign currency translation adjustment	4,586	(33,497)

Total comprehensive income (loss)	$(2,315,376)	$23,674

9. COMMON STOCK

The Company reserved 4,218,954 and 2,852,168 shares at March 31, 2010 and 2009 for issuance upon exercise of options to purchase common stock.

10. NET INCOME (LOSS) PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$(2,319,962)	$57,171

Denominator:
Basic weighted average shares	23,797,008	23,698,639
Dilutive effect of common stock equivalents	—	143,885

Diluted weighted average shares	23,797,008	23,842,524

During the three months ended March 31, 2010 and 2009, the Company had 1.5 million and 1.7 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

11. SEGMENT INFORMATION

The Company conducts its operations and manages its business in two reporting segments. The Company develops, designs, manufactures and markets (i) semiconductor sensor products (“sensor products”) based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design and (ii) sensor system solution products (“system solution products”) which incorporates sensors with on-board computing, wireless communications and systems and application software solutions. In making operating decisions, the Company’s chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product unit and the system solution product unit separately, but utilizes enterprise wide operating expense and earning results.

Revenues by product application

The categorization of revenue by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated.

	Three months ended March 31,
	2010	2009
Mobile phone	$1,255,961	$3,578,810
Consumer	906,044	1,319,787
Automotive	2,437,563	1,328,984
Industrial/other	2,672,425	347,085

Total	$7,271,993	$6,574,666

Revenues and gross profit by product type

The following table summarizes revenue by product categories.

	Three months ended March 31,
	2010	2009
Revenue
Sensor products	$4,958,066	$6,574,666
System solution products	2,313,927	—

Total	$7,271,993	$6,574,666

Gross profit
Sensor products	$1,797,144	$3,133,024
System solution products	1,048,350	—

Total	$2,845,494	$3,133,024

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three month ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Asia (excluding Japan)	$2,528,094	$4,602,970
Europe	725,035	422,037
Japan	1,155,208	294,311
North America	2,797,051	1,255,348
Other	66,605	—

Total	$7,271,993	$6,574,666

Total Assets by geographical region

Total assets by geographical region are as follows:

	March 31, 2010	December 31, 2009

United States	$58,840,510	$59,028,075
China	37,187,650	38,483,866
Japan	1,074,008	—

Total	$97,102,168	$97,511,941

Total long-lived assets by geographical region are as follows:

	March 31, 2010	December 31, 2009

United States	$6,298,472	$5,967,488
China	15,003,661	14,058,795

Total	$21,302,133	$20,026,283

12. CONTINGENCIES

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleges that certain of the Company’s magnetic sensor products infringe a Untied States patent held by Honeywell. The Company has not formed a conclusion as to whether a loss of any magnitude in this matter is probable, and is unable to estimate the range of potential loss, if any, that might arise from this matter.

The Company also may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after the balance sheet date, March 31, 2010, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

We provide advanced semiconductor sensors and system solutions based on integrated MEMS technology and mixed signal circuit design. Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard CMOS process. In many instances, this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.

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

We are a pioneer in providing accelerometers to China’s fast-growing mobile phone market and are among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers (“OEM”). Our largest automotive customer is Autoliv, Inc., a leading European automotive safety systems supplier. We are also capitalizing on our proprietary MEMS technology to develop new types of sensor solutions that will broaden our market opportunities. For example, our new line of MEMS-based magnetic sensors provides enhanced digital compass capabilities for mobile applications such as cell phones and personal navigation devices. Our industrial solutions business unit has developed a prototype for a MEMS-based gas-flow meter for use in industrial applications, primarily in the China market.

Our recent acquision of the non-military inertial navigation systems business and the wireless sensor network Mote and eKo environmental monitoring business, along with related intellectual property and fixed assets, from Crossbow Technology, Inc., a leading supplier of wireless sensor technology and inertial MEMS sensors for navigation and control, has significantly strengthened our capability to develop integrated sensing systems that incorporate sensors with on-board computing, wireless communications and systems and application software solutions. The acquisition also broadened our customer base to include industrial and aerospace markets that we believe may offer higher margins and more stability than the mobile and consumer markets. We also believe that our strong presence in China provides us with an opportunity to introduce these newly acquired wireless sensor network and inertial systems products in the fast-growing Chinese market.

We expect that sales of our accelerometer products will continue to represent the greater portion of our revenue for the foreseeable future and sales of our first non-accelerometer products, including magnetic sensors, will continue to increase in 2010. We also expect to see continued revenue growth from our newly acquired system solution product lines.

We sell our products either to distributors, which then resell to OEMs and ODMs, or to OEM and ODM customers directly. Historically, a small number of our customers have accounted for a substantial portion of our revenue, and sales to our largest distributor customers and OEM and ODM customers have varied significantly. This significant variation is in part due to the fact that our sales are made on the basis of purchase orders rather than long-term contracts. Although our distributors generally provide us with non-binding rolling forecasts, our distributors generally have up to 30-45 days prior to delivery to cancel or reschedule shipments pursuant to our distribution agreements. This arrangement has added to the fluctuation and unpredictability of our sales. Because our products are a component or a module part of our customers’ products, our sales performance is significantly affected by the sales performance of our customers’ products. It is difficult for us to accurately forecast our product demand because in the case where we sell our products to distributors, we may not know the identity of the distributor’s OEM and ODM customers and information regarding their demand.

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

We manufacture our sensor products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold. We currently purchase the acquired system solution products from Crossbow Technology, Inc. under a 12-month manufacturing agreement entered into in connection with the acquisition. We plan to transition the manufacturing of the system solution products to our facility in Wuxi, China within the next 12-18 months with the goal of reducing the cost of production by leveraging our China manufacturing capacity and lower labor rate.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline due to the following factors, among others:

•

The semiconductor market is highly competitive, and as a result, the average selling prices of particular products generally experience rapid declines over the course of their respective product and technology life cycles. This trend has been particularly evident in the market for mobile phone applications. We seek to mitigate the impact of this trend on our business by continuing to rapidly design, develop and sell new generations of products with additional functionalities to replace older generation products;

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

Net Sales by Application

In the first quarter of 2010, net sales from industrial and other applications were the largest component of our total sales, representing 36.7% of total net sales due to the addition of revenue from the Crossbow acquisition. We expect that net sales from the industrial and other applications will continue to be a major component of our total sales in 2010.

Net sales from automotive applications continued to increase in the first quarter of 2010, primarily due to the increasing volume of our second automotive application in electronic stability control that commenced volume production in 2009. We expect our sales from automotive applications will continue to grow with our new application and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market was disproportionately affected by the current global downturn.

Net sales from mobile phone applications decreased in the first quarter of 2010 due to severe price erosion and competition from mechanical switch and ball sensors. We intend to introduce a new ultra low cost product that is specially designed for cost sensitive applications like mobile phones, toys/games, digital cameras, flat panel TV’s, appliances and other consumer electronics products that we believe will better enable us to compete with manufactures of mechanical switch and ball sensor products.

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

	Three months ended March 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$1,256	17.3%	$3,579	54.4%
Consumer	906	12.5	1,320	20.1
Automotive	2,438	33.5	1,329	20.2
Industrial/other	2,672	36.7	347	5.3

Total	$7,272	100.0%	$6,575	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. However, the Crossbow acquisition has broadened our customer base and we expect that customer concentration will decline in the near term. We have customers representing 10% or more of our net sales, which combined accounted for approximately 30.2% and 71.7% of our net sales in the first quarter of 2010 and 2009.

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

Net Sales by Product Type

Our sales primarily consist of two product types: sensor products that are used as components in our customers’ products and system solution products, acquired in our Crossbow acquisition, that incorporate sensors with on-board computing, wireless communications and systems and application software solutions and offer a complete system solution to our customers. The following table sets forth our net sales by product type for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Sensor products	$4,958	68.2%	$6,575	100.0%
System solution products	2,314	31.8	—	—

Total	$7,272	100.0%	$6,575	100.0%

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer and industrial applications markets in the greater China region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated. The Crossbow acquisition has broadened our sales in the industrial and aerospace markets in North America, Japan and Europe.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$2,528	34.8%	$4,603	70.0%
Europe	725	10.0	422	6.4
Japan	1,155	15.9	294	4.5
North America	2,797	38.4	1,256	19.1
Other	67	0.9	—	0.0

Total	$7,272	100.0%	$6,575	100.0%

Cost of Goods Sold

We are a semi-fabless company. For our sensor products, we outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers. Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv) outsourced processing fees paid to our third-party packaging service providers.

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

Our system solution products are currently manufactured for us by Crossbow Technology, Inc. under a 12-month manufacturing agreement that we entered into in connection with the acquisition. We intend to transition the manufacturing of our system solution products to China, outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We plan to transition the manufacturing of the wireless sensor network products first and then transition the manufacturing of inertial guidance systems products . We expect to complete the entire transition within 12 – 18 months.

Gross Profit and Gross Margin

Recently our gross profit and gross margin from our sensor product has tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. In addition, our price reduction for accelerometers used in mobile phone applications, which allowed us to reduce inventories of our existing mobile phone application product and prepare for the production of our first digital thermal orientation sensor (DTOS) product, contributed to the decrease in the sensor product gross margin for the first quarter of 2010. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved ultra low cost DTOS products and new magnetic sensor products because of the significant potential for further revenue growth in the mobile phone applications market.

The gross margin from system solution products, representing the product lines that we acquired from Crossbow Technology, Inc. in the first quarter of 2010, largely reflects the negotiated prices at which we currently purchase the products from Crossbow Technology, Inc. under the manufacturing agreement we entered into in connection with the acquisition. We expect the gross margins for our system solution products to increase as we complete the transition to in-house manufacturing.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and stock-based compensation attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue in 2010 as we seek to diversify into non-accelerometer products and also as a result of the addition of acquired Crossbow engineers in the first quarter of 2010.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and other expenses and stock-based compensation. We expect sales and marketing expense to increase in 2010 as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network, engage in additional marketing and promotional activities and as a result of the addition of sales and marketing employees acquired from Crossbow.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation. We expect that our general and administrative expenses for 2010 in absolute terms will increase with the additional office in San Jose, California, increased legal and professional fees and amortization expense as a result of the acquisition.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our investments of cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision for Income Taxes

We conduct sales of our sensor product business through our headquarters in Andover, Massachusetts. Our Wuxi subsidiary is primarily engaged in manufacturing and engineering activities and does not conduct direct sales to customers. For internal accounting and PRC tax purposes, we account for the transfers of goods from our Wuxi subsidiary to our U.S. headquarters as sales, and calculate the transfer price of such sales based on a markup of manufacturing and operating costs. We believe the prices of these sales were consistent with the prevailing market prices.

Net income attributable to non-controlling venture represents net income which is allocated to our 49% joint venture partner in the Crossbow Japan joint venture and is therefore, excluded from the income or loss of MEMSIC, Inc.

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax at approximate rates of 34% and 9.5%, respectively. At December 31, 2009, the Company had gross U.S. net operating loss carryforwards of $2.7 million, which expire in the years 2028 and 2029. Included within this amount is approximately $260,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. Our operating losses may be subject to limitations under provisions of the Internal Revenue Code.

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

PRC Tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes. As of December 31, 2009, our Wuxi subsidiary had no PRC NOL carryforwards available to offset future PRC enterprise income tax. Beginning in 2009, our Wuxi subsidiary entered into a three-year period at a 50% reduced income tax rate.

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

Crossbow Japan Taxes

Our majority owned joint venture in Japan is subject to Japan taxes including enterprise income tax, value-added tax, and certain other miscellaneous taxes. The effective income tax rate for Crossbow Japan is 40%.

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

We consider all accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	For the Three Months Ended March 31,
	2010		2009
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$7,272	100.0%	$6,575	100.0%
Cost of goods sold	4,426	60.9	3,442	52.3

Gross profit	2,846	39.1	3,133	47.7

Operating expenses:
Research and development	1,974	27.1	1,170	17.8
Sales and marketing	1,071	14.7	577	8.8
General and administrative	2,324	32.0	1,423	21.6

Total operating expenses	5,369	73.8	3,170	48.2

Operating loss	(2,523)	(34.7)	(37)	(0.5)

Other income:
Interest and dividend income	117	1.6	258	4.0
Other, net	18	0.2	3	0.1

Total other income	135	1.8	261	4.1

Earnings (loss) before income taxes	(2,388)	(32.8)	224	3.6
Provision (benefit) for income taxes	(116)	(1.6)	167	2.5

Net income (loss)	(2,272)	(31.3)	57	1.1

Less: net income attributable to noncontrolling interest	47	0.6	—	—

Net income (loss) attributable to MEMSIC, Inc.	$(2,319)	(31.9)%	$57	1.1%

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Net sales. Our net sales increased by 10.6% to $7.3 million for the three months ended March 31, 2010 from $6.6 million in the corresponding period of 2009. This increase was primarily attributable to the addition of $2.3 million in sales from the system solution products we acquired from Crossbow, offset by a decrease of $2.3 million in sales from our sensor products in mobile phone applications due to price reductions to reduce inventories on hand. Sales in automotive applications accounted for $2.4 million for the three months ended March 31, 2010, compared to $1.3 million in the corresponding period in 2009. The increase in sales in automotive applications was due to sales growth as a result of the increase in volume of a new application at one significant automotive customer.

Cost of goods sold. Our cost of goods sold increased by 28.6% to $4.4 million for the three months ended March 31, 2010 from $3.4 million for the corresponding period in 2009. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin. Our gross profit decreased by 9.2% to $2.8 million for the three months ended March 31, 2010 from $3.1 million in the corresponding period of 2009. Our gross margin decreased by 8.6% points to 39.1% for the three months ended March 31, 2010 from 47.7% in the corresponding period of 2009.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands)

	Three months ended March 31,
	2010		2009
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$1,797	36.2%	$3,133	47.7%
System solution products	1,048	45.3	—	—

Total	$2,845	39.1%	$3,133	47.7%

Our gross profit and gross margin from our sensor products was $1.8 million and 36.2% for the first quarter of 2010, compared to $3.1 million and 47.7% in the corresponding period of 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market. The gross margin from our system solution products was 45.3% and had positive impact on the overall gross margin for the first quarter of 2010.

Research and development. Our research and development expenses increased by 68.7% to $2.0 million for the three months ended March 31, 2010 from $1.2 million in the corresponding period of 2009. This increase was primarily due to the addition of an engineering team and related expense as a result of the acquisition as well as the increase in the research and material costs related to developing new products and system solutions in this period as compared to the corresponding period of 2009. Research and development expenses, as a percentage of total net sales, increased to 27.1% for the three months ended March 31, 2010 from 17.8% for the corresponding period of 2009.

Sales and marketing. Our sales and marketing expenses increased by 85.6% to $1.1 million for the three months ended March 31, 2010 from $577,000 for the corresponding period of 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the acquisition and the increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 14.7% for the three months ended March 31, 2010 from 8.8% for the corresponding period of 2009.

General and administrative. Our general and administrative expenses increased by 63.3% to $2.3 million for the three months ended March 31, 2010 from $1.4 million in the corresponding period of 2009. This increase was primarily due to the addition of a California office and related office expense, the amortization expense of the acquired intangibles and the legal and professional cost related to the acquisition. General and administrative expenses, as a percentage of total net sales, increased to 32.0% for the three months ended March 31, 2010 from 21.6% for the corresponding period in 2009.

Other income. Our other income was $117,000 for the three months ended March 31, 2010 compared to $258,000 in the corresponding period of 2009. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax benefit was $116,000 for the three months ended March 31, 2010 compared to an income tax provision of $167,000 in the corresponding period of 2009. Our income tax benefit for the first quarter of 2010 reflected principally income tax benefit of $122,000 related to the recognition of a research and development tax credit earned in China and the benefit of $92,000 related to losses incurred by our Wuxi subsidiary at the effective rate of 12.5%. These amounts were partially offset by the recognition of a provision related to certain deferred tax liability in the U.S. and a provision related to the joint venture in Japan. Our income tax provision for the first quarter of 2009 reflected principally income tax expense of $168,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $47.8 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of March 31, 2010, our investments included $5.2 million (net of $247,000 impairment loss taken at December 31, 2008) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.2 million of auction rate securities we held at March 31, 2010 as long-term investments.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $413,000, which was derived from a net loss of $2.3 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $1.1 million, were primarily due to depreciation and amortization expense of $0.9 million and stock-based compensation expense of $0.4 million, offset by an increase deferred tax asset of $0.2 million. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.8 million, were primarily attributable to a $0.8 million reduction of inventories due primarily to increased unit sales and a $0.9 million increase in accounts payable and accrued expenses, offset by a $0.2 million increase in accounts receivable due to the increase in net sales over the four quarter of 2009 and a $0.7 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $18.7 million, primarily consisting of payment of $17.6 million, net of acquired cash of $0.4 million for the Crossbow acquisition and purchase of property and equipment for expanding our manufacturing capacity of $1.3 million, offset by proceeds from sale of investments of $0.2 million.

Net cash provided in investing activities for the three months ended March 31, 2009 was $0.9 million, primarily consisting of proceeds from sale of short-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $0.8 million.

Financing Activities

Net cash used in the financing activities for the three months ended March 31, 2010 was $43,700, reflected cash dividend of $56,800 paid to the minority owner of the joint venture in Japan and proceeds of $13,100 from exercise of options to purchase common stock.

Net cash provided by financing activities for the three months ended March 31, 2009 was $1,500, reflected proceeds from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of March 31, 2010, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleges that certain of our magnetic sensor products infringe a Untied States patent held by Honeywell. we have not formed a conclusion as to whether a loss of any magnitude in this matter is probable, and is unable to estimate the range of potential loss, if any, that might arise from this matter.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through March 31, 2010, we have applied approximately $4.4 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $6.5 million to the construction of two new buildings adjacent to that facility and $18.0 million to the Crossbow acquisition. We have invested the balance of $31.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	2010 Executive Officer Bonus Plan		8-K	March 12, 2010

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: May 14, 2010	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: May 14, 2010	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer