Form 10-Q
period 2010-06-30
MEMSIC Inc
filed 2010-08-16
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of August 12, 2010 was 23,804,863.

MEMSIC, Inc.

FORM 10-Q, June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$59,412,175	$66,970,736
Restricted cash	411,769	863,439
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of June 30, 2010 and December 31, 2009, respectively	3,901,687	2,670,144
Inventories	6,195,325	4,988,611
Other assets	2,419,013	1,004,458

Total current assets	72,339,969	76,497,388
Property and equipment, net	20,994,547	14,591,828
Long-term investments	5,173,000	5,353,000
Goodwill	4,818,477	—
Intangible assets, net	12,272,002	988,270
Other assets	65,248	81,455

Total assets	$115,663,243	$97,511,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,869,446	$1,115,694
Accrued expenses	2,679,282	1,662,518
Advance research funding	411,769	863,439

Total current liabilities	6,960,497	3,641,651
Note payable to bank	17,930,000	—
Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,804,863 and 23,793,113 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	238	238
Additional paid-in capital	98,799,249	98,112,408
Accumulated other comprehensive income	2,403,741	2,218,496
Accumulated deficit	(10,754,905)	(6,460,852)

MEMSIC, Inc. stockholders' equity	90,448,323	93,870,290
Noncontrolling interest related to joint venture in Japan	324,423	—

Total equity	90,772,746	93,870,290

Total liabilities and stockholders’ equity	$115,663,243	$97,511,941

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$9,095,626	$9,117,444	$16,367,619	$15,692,110
Cost of goods sold	5,407,199	4,916,605	9,833,698	8,358,247

Gross profit	3,688,427	4,200,839	6,533,921	7,333,863
Operating expenses:
Research and development	2,035,088	1,708,561	4,008,745	2,878,726
Sales and marketing	1,108,852	543,282	2,180,330	1,120,061
General and administrative	2,328,037	1,387,007	4,313,086	2,773,157
Amortization expense	401,522	35,398	740,282	71,945

Total operating expenses	5,873,499	3,674,248	11,242,443	6,843,889

Operating income (loss)	(2,185,072)	526,591	(4,708,522)	489,974
Other income:
Interest and dividend income	104,112	201,984	220,777	459,849
Other, net	87,758	35,174	105,287	38,635

Total other income	191,870	237,158	326,064	498,484

Earnings (loss) before income taxes	(1,993,202)	763,749	(4,382,458)	988,458
Provision (benefit) for income taxes	941	72,556	(115,494)	240,094

Net income (loss)	(1,994,143)	691,193	(4,266,964)	748,364
Less: net income (loss) attributable to noncontrolling interest	(20,052)	—	27,089	—

Net income (loss) attributable to MEMSIC, Inc.	$(1,974,091)	$691,193	$(4,294,053)	$748,364

Net income (loss) per common share:
Basic	$(0.08)	$0.03	$(0.18)	$0.03

Diluted	$(0.08)	$0.03	$(0.18)	$0.03

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,804,863	23,710,172	23,800,936	23,704,406

Diluted	23,804,863	23,998,572	23,800,936	23,920,548

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,266,964)	$748,364
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,079,769	952,640
Amortization	740,282	71,945
Stock compensation expense	673,706	745,022
Deferred income taxes	(33,808)	(44,439)
Changes in assets and liabilities:
Accounts receivable	(1,027,083)	(152,762)
Inventories	(618,969)	1,139,803
Other assets	(1,226,592)	(554,795)
Accounts payable and accrued expenses	3,461,455	466,495

Net cash provided by (used in) operating activities	(1,218,204)	3,372,273
Cash flows from investing activities:
Proceeds from sale of short-term investments	180,000	1,682,951
Purchase of property and equipment	(6,761,583)	(1,687,485)
Acquisition payment net of acquired cash of $352,247	(17,647,753)	—

Net cash used in investing activities	(24,229,336)	(4,534)
Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(56,838)	—
Proceeds from exercise of options to purchase common stock	13,135	74,150
Proceeds from note payable to bank	17,930,000	—

Net cash provided by financing activities	17,886,297	74,150
Effect of exchange rate changes on cash and cash equivalents	2,682	(616)

Net increase (decrease) in cash and cash equivalents	(7,558,561)	3,441,273
Cash and cash equivalents —beginning of period	66,970,736	64,365,607

Cash and cash equivalents —end of period	$59,412,175	$67,806,880

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc. (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated a MEMS technology-based inertial sensor, commonly known as an accelerometer, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easily integrated additional functions, the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. The Company’s sensor and solution products have a wide range of applications for consumer electronics, mobile phones and automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and its indirect wholly owned subsidiary, MEMSIC Transducer Systems Company Limited (MTS), located in the People’s Republic of China (PRC).

2. ACQUISITION

On January 15, 2010, the Company completed the acquisition of assets related to Crossbow Technology, Inc.’s commercial (non-military) Inertial Systems business and Wireless Sensor Network “Mote” and eKo business, including intellectual property rights, fixed assets relating to the business and 153 shares of Crossbow Japan Limited (Crossbow Japan), representing a 51% ownership of the entity. The purchase price for the acquired business consisted of a payment of $18 million in cash at the closing.

The acquisition has significantly strengthened the Company’s capability to develop integrated sensing systems that incorporate sensors with on-board computing, wireless communications and systems and application software solutions. The acquisition also broadened the Company’s customer base to include industrial and aerospace markets that it believes may offer higher margins and more stability than the mobile phone and consumer markets. The Company also believes that its strong presence in China provides an opportunity to introduce these newly acquired wireless sensor network and inertial systems products in the fast-growing Chinese market.

The Company incurred approximately $379,000 of acquisition-related costs that were recognized in general and administrative expenses in its consolidated statements of operations for the 12 months ended December 31, 2009 and for the 6 months ended June 30, 2010, in the amounts of $296,364 and $82,809, respectively. There were no other costs incurred in connection with the acquisition.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Purchase Price Allocation

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of January 15, 2010 in accordance with Accounting Standards Codification (ASC) topic 805, Business Combinations.

The purchase price paid for the acquisition is as follows:

Cash paid	$18,000,000

Total purchase price	$18,000,000

The allocation of the purchase price is as follows:

Allocation of purchase price	Total
Working capital	$1,047,339	(1)
Property and equipment	593,929
Trademarks	396,730
Customer relationships	4,495,003
Developed technology	6,998,000
Goodwill	4,818,477

	18,349,478
Non-controlling interest in majority owned Japan joint venture	(349,478)

Allocation of purchase price	$18,000,000

Note (1): The working capital included the following:

Total
Cash	$352,247
Accounts receivable	224,140
Inventory	544,197
Other current assets	219,708

Total current assets	1,340,292

Accounts payable	30,561
Other current liabilities	262,392

Total current liabilities	292,953

Working capital	$1,047,339

In the Company’s Consolidated Cash Flow Statement, these amounts are included in investing activities and are excluded from the changes in assets and liabilities in operating activities.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Non-controlling Interest

As part of the Crossbow asset acquisition, MEMSIC acquired a 51% ownership of Crossbow Japan. The fair value of the non-controlling interest in Crossbow Japan at the acquisition date was $349,478, representing 49% of the fair value of Crossbow Japan at the acquisition date. The technique used to value Crossbow Japan was a combination of the cost, market and income approaches. The cost approach was used for the current assets and liabilities. The cost approach, specifically the assemblage cost avoided method, was used for the assembled and trained workforce. The income approach, specifically the multi-period excess earnings method, was used to value the customer relationships. The relief from royalty rate method, which considers both the market approach and the income approach, was used to value the trademarks.

Pro Forma Revenue and Net Loss

The Company’s pro forma revenue, net loss and net loss per diluted share for the six months ended June 30, 2010 would have been $16.8 million, $4.5 million and ($0.19) had the Company closed the acquisition on January 1, 2010. The pro forma revenue, net loss and net loss per diluted share for the six months ended June 30, 2009 would have been $21.8 million, $0.03 million and ($0.00) had the Company closed the acquisition on January 1, 2009.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, MEMSIC Semiconductor, MTS and its majority owned and controlled joint venture, Crossbow Japan. The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company) in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Reclassification of Amortization Expense

The Company reclassified amortization expense, previously included in general and administrative expense, to a separate line item in the operating expense section of the income statement due to its significance in amount.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect at the date of the financial statements the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States (U.S.) dollars. At June 30, 2010 and December 31, 2009, the underlying currency for approximately 48.3% and 39.5% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At June 30, 2010, the underlying currency for approximately 1.0% of consolidated assets was the Japanese Yen. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to its foreign exchange exposure.

The financial statements of MEMSIC Semiconductor, MTS and Crossbow Japan are translated into U.S. dollars in accordance with U.S. GAAP. The functional currencies of MEMSIC Semiconductor, MTS and Crossbow Japan are translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.

Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to MEMSIC, Inc., by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) attributable to MEMSIC, Inc. by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At June 30, 2010, the Company’s total inventory reserve balance was $646,000,

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Revenue Recognition

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events, an amendment to ASC Topic 855. This update addresses practice issues for evaluating and disclosing subsequent events with respect to processes around issuing financial statements and SEC registration statements. The guidance is effective immediately.

The FASB Accounting Standards Codification (ASC) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position or results of operations.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued ASC topic 805, Business Combinations. The purpose of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on the Company’s financial position and results of operations. The Company followed this provision for its accounting for the Crossbow acquisition.

4. LONG-TERM INVESTMENTS

Investments held by the Company at June 30, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of 7-18 years.

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

At June 30, 2010, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.4 million with a maturity date in 2017. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates. All of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of June 30, 2010	Level 1	Level 2	Level 3	Valuation Technique
Auction rate securities	$5,173	$—	$—	$5,173	(B	)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at Janaury 1, 2010	$5,353
Redemptions	(180)
Transfers to Level 3	—
Gains and losses:
Reported in earnings	—
Reported in other comprehensive loss	—

Balance at June 30, 2010	$5,173

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2010. The Company estimated the fair value of these securities at June 30, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the second quarter of 2010 resulted in no change in the unrealized impairment loss recorded at December 31, 2008. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$2,574,933	$2,529,594
Work in process	2,377,143	1,715,212
Finished goods	1,243,249	743,805

Total	$6,195,325	$4,988,611

At June 30, 2010, the Company recorded a charge of $0.2 million as a result of a valuation adjustment related to its sensor inventory in China.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC 805. The Company reported goodwill of $4,818,477 at June 30, 2010. The full amount of the goodwill is expected to be deductible for tax purposes. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. (See Note 12). The factors that make up the goodwill include the following synergies:

•

Combined enhanced technical capability – MEMSIC’s low cost sensing technology combined with Crossbow’s system integration expertise enables MEMSIC to develop low-cost, high performance integrated sensing system products.

•

Synergistic expanded customer base in stable markets – the acquisition gives MEMSIC access to industrial and aerospace markets that generally offer higher margins and more stability than its current mobile and consumer markets.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•	Increased growth opportunity for the acquired business lines in the China market by utilizing MEMSIC’s China sales channels and resources.

•	The opportunity to leverage MEMSIC’s low cost manufacturing capacity in China to reduce the manufacturing cost of the acquired system products and improve gross margin

The Company will perform an annual impairment test for goodwill on December 31 of each fiscal year. In addition to the annual goodwill impairment test, an interim test for goodwill impairment will be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
Patents	$914,230	$789,032
Know-how	518,283	509,200
Trademark	396,730	—
Customer relations	4,495,003	—
Developed technology	6,998,000	—

Gross intangible assets	13,322,246	1,298,232
Accumulated amortization	(1,050,244)	(309,962)

Net intangible assets	$12,272,002	$988,270

The Company amortizes its intangible assets based on the following expected lives:

Expected life (Years)
Patents	15
Know-how	5
Trademark	2
Customer relations	8-10
Developed technology	8-10

Amortization expense expected over the next five years (2011 and beyond) is approximately $1.4 million per year. Amortization expense amounted to $740,000 and $72,000, respectively, for the six months ended June 30, 2010 and 2009.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight-line amortization method best approximates the economic pattern of usefulness of those assets.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The Company has considered whether there were any impairment indicators related to the intangible assets with definite lives acquired in connection with the Crossbow Technology acquisition at June 30, 2010 and concluded there were no such indicators of impairment. The Company will test for recoverability of its intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to:

•	A significant decrease in market price of the asset

•	A significant adverse change in the extent or manner in which the asset is being used

•	A significant adverse change in legal factors or in the business climate that could affect the value of the intangibles, including an adverse action or assessment by s regulator.

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the asset.

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses for the reportable segment in which the asset is used

•	A current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life

7. NOTES PAYABLE TO BANK

On June 30, 2010, MTS, a newly established wholly owned subsidiary of MEMSIC Semiconductor, entered into a five-year project loan agreement with Agricultural Bank of China. The total loan amount is $20 million, of which $15 million is to be used by MTS to purchase substantially all the assets that the Company purchased from Crossbow Technology, Inc., $3 million is for working capital purpose and $2 million for the purchase of equipment to build the manufacturing capacity for the Company’s system solution products. This loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned or to be purchased by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. As of June 30, 2010, MTS has withdrawn an amount of $17,930,000. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 30, 2012	$500,000
June 30, 2013	$1,000,000
June 30, 2014	$2,500,000
June 29, 2015	$16,000,000

$20,000,000

8. STOCK BASED COMPENSATION

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

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and six months ended June 30, 2010 were $3.35 and $3.39, respectively, while the weighted-average fair values per share of the options granted during the three and six months ended June 30, 2009 were $1.60 and $1.41, respectively, utilizing the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Volatility	67%	79%	67% - 70%	77% - 79%
Expected dividend yield	0%	0%	0%	0%
Expected life	6 years	5 years	5-6 years	5 years
Risk free interest rate	2.65%	1.79% - 2.15%	2.42% - 2.65%	1.60% - 2.15%
Forfeitures	36%	27% - 46%	36% - 37%	27% - 46%

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the six months ended June 30, 2010 based on the implied volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

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

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company applies an estimated forfeiture rate, based on its historical forfeiture experience, in determining the expense recorded in the Company’s consolidated statement of operations.

The stock option activity under the 2000, 2007 and 2009 Plan for the six months ended June 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value
Options outstanding at December 31, 2009	2,099,179	$5.36	7.8	$1,975,462
Granted	694,750	3.39
Exercised	(11,750)	1.12
Cancelled	(165,650)	4.88

Options outstanding at June 30, 2010	2,616,529	$4.88	7.9	$1,302,933

Options exercisable at June 30, 2010	846,222	$4.29	6.4	$945,735

Options available for grant at June 30, 2010	1,592,425

At June 30, 2010, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $4.3 million.

The total fair value at the date of grant of options which became exercisable during the three and six months ended June 30, 2010 were approximately $62,000 and $177,000, respectively.

Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$26,230	$106,788	$65,087	$181,062
Sales and marketing	40,284	68,753	85,057	126,349
General and administrative	223,703	232,788	523,562	437,611

Total	$290,217	$408,329	$673,706	$745,022

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and six months ended June 30, 2010 and 2009, the Company’s comprehensive income (loss) is the sum of net income (loss) and the foreign currency translation adjustment, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to MEMSIC, Inc.	$(1,974,091)	$691,193	$(4,294,053)	$748,364
Foreign currency translation adjustment	180,659	8,819	185,245	(24,678)

Comprehensive income (loss) attributable to MEMSIC, Inc.	(1,793,432)	700,012	(4,108,808)	723,686
Net income (loss) attributable to noncontrolling interest	(20,052)	—	27,089	—

Total comprehensive income (loss)	$(1,813,484)	$700,012	$(4,081,719)	$723,686

10. NET INCOME (LOSS) PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(1,974,091)	$691,193	$(4,294,053)	$748,364

Denominator:
Basic weighted average shares	23,804,863	23,710,172	23,800,936	23,704,406
Dilutive effect of common stock equivalents	—	288,400	—	216,142

Diluted weighted average shares	23,804,863	23,998,572	23,800,936	23,920,548

At June 30, 2010 and 2009, the Company had 1.6 million and 1.3 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

12. SEGMENT INFORMATION

The Company conducts its operations and manages its business in two reporting segments. The Company develops, designs, manufactures and markets (i) semiconductor sensor products (“sensor products”) based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design and (ii) sensor system solution products (“system solution products”) which incorporate sensors with on-board computing, wireless communications and systems and application software solutions. In making operating decisions, the Company’s chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product unit and the system solution product unit separately, but utilizes enterprise wide operating expense and earning results.

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Revenues by product application

The categorization of revenue by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated, and requires substantial judgment. Set forth below are the Company’s revenues by product application for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Mobile phone	$842,619	$4,739,341	$2,098,580	$8,318,151
Consumer	1,763,350	2,211,070	2,669,394	3,530,857
Automotive	3,200,110	1,777,249	5,637,673	3,106,233
Industrial/other	3,289,547	389,784	5,961,972	736,869

Total	$9,095,626	$9,117,444	$16,367,619	$15,692,110

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Sensor products	$6,296,037	$9,117,444	$11,254,103	$15,692,110
System solution products	2,799,589	—	5,113,516	—

Total	$9,095,626	$9,117,444	$16,367,619	$15,692,110

Gross profit
Sensor products	$2,355,361	$4,200,839	$4,152,505	$7,333,863
System solution products	1,333,066	—	2,381,416	—

Total	$3,688,427	$4,200,839	$6,533,921	$7,333,863

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Asia (excluding Japan)	$2,512,086	$6,241,504	$5,040,180	$10,844,474
Europe	1,014,929	258,647	1,739,964	680,684
Japan	1,379,374	987,510	2,534,582	1,281,821
North America	4,013,074	1,629,783	6,810,125	2,885,131
Other	176,163	—	242,768	—

Total	$9,095,626	$9,117,444	$16,367,619	$15,692,110

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Total Assets by geographical region

Total assets by geographical region are as follows:

	June 30, 2010	December 31, 2009
United States	$58,722,820	$59,028,075
China	55,810,259	38,483,866
Japan	1,130,164	—

Total	$115,663,243	$97,511,941

Total long-lived assets by geographical region are as follows:

	June 30, 2010	December 31, 2009
United States	$6,350,380	$6,548,657
China	19,820,009	14,410,796
Japan	—	—

Total	$26,170,389	$20,959,453

13. CONTINGENCIES

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleged that certain of the Company’s magnetic sensor products infringe a United States patent held by Honeywell. The Honeywell action was settled by agreement of the parties in June 2010. The terms of the settlement were not announced, and are not material to the Company.

The Company also may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues,or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

OVERVIEW

During the second quarter of 2010, we made good progress in our business plan for 2010 to transform ourselves into a multiple-product company serving a diverse set of markets. We began production shipping of our electronic compass (eCompass or magnetic sensor) to a major electronics manufacturer for GPS-enabled mobile phones. While we expect weakness in the China mobile phone market to continue in the near term, the adoption of GPS-enabled mobile phones is accelerating worldwide, and we believe that our market-leading eCompass product, which is ready for high-volume production, positions MEMSIC well for future account wins.

We also began shipping our new series of ultra-low-cost accelerometer products for cost-sensitive applications like mobile phones, toys and games, digital cameras, flat panel TV’s, remote controls, appliances and other consumer electronics products. Over time, we expect this product to enhance our position in the China mobile phone market and, at the same time, open many new markets for MEMSIC.

Our net sales for the second quarter of 2010 remained constant at $9.1 million compared to the corresponding period of 2009. Continued weakness in the China mobile phone market and the effects of price reductions in that market were offset by incremental sales from our January 2010 acquisition of the non-military inertial navigation systems, wireless sensor network Mote and eKo environmental businesses from Crossbow Technology, Inc. and strong growth in the automotive market.

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

Net Sales by Application

In the second quarter of 2010, net sales from industrial and other applications were the largest component of our total sales, representing 36.1% of total net sales, as a result of the addition of revenue from the Crossbow acquisition.

Net sales from automotive applications continued to increase in the second quarter of 2010, primarily due to the increasing volume of our new automotive applications. We expect our sales from automotive applications will continue to grow with our new applications and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market was disproportionately affected by the current global downturn.

Net sales from mobile phone applications decreased by 82.2% in the second quarter of 2010 compared to the corresponding period of the prior year, due to severe price erosion and significantly reduced sales volumes due to a slow-down of the China mobile phone market, which historically has accounted for a majority of our revenue. We expect to see some recovery in the China mobile phone market in the second half of the year, and have intensified our efforts to win major global mobile phone accounts.

Net sales from consumer applications increased sequentially in the second quarter of 2010 due to design-wins in gaming and toy applications, but declined by 20.3% compared with the corresponding period in 2009. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$843	9.3%	$4,739	52.0%	$2,099	12.8%	$8,318	53.0%
Consumer	1,763	19.4	2,211	24.3	2,669	16.3	3,531	22.5
Automotive	3,200	35.2	1,777	19.5	5,638	34.5	3,106	19.8
Industrial/other	3,290	36.1	390	4.2	5,962	36.4	737	4.7

Total	$9,096	100.0%	$9,117	100.0%	$16,368	100.0%	$15,692	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. However, the Crossbow acquisition has broadened our customer base and we expect that customer concentration will decline in the near term. Customers that individually represented 10% or more of our net sales, accounted in the aggregate for approximately 29.2% of our net sales in the second quarter of 2010 compared with 73.4% in the corresponding period of 2009. The decrease in concentration of customers is primarily due to the broader customer accounts as a result of the Crossbow acquisition.

We have experienced and will continue to experience fluctuations in demand from a significant number of customers, including many of our largest customers. It is difficult for us to accurately forecast our product demand, particularly in the case of sales to our distributors, as we may not know the identity of the distributor’s OEM and ODM customers and lack information regarding their demand. In addition, recent adverse macro-economic changes have further increased the difficulty of accurately forecasting product demand and revenue. Occasionally, design changes in the products of our OEM and ODM customers have resulted in the loss of sales.

Net Sales by Product Type

Our sales primarily consist of two product types:

•	sensor products that are used as components in our customers’ products, and

•

system solution products, based on the technology acquired in our Crossbow acquisition, that incorporate sensors with on-board computing, wireless communications and systems and application software solutions and offer a complete system solution to our customers.

The following table sets forth our net sales by product type for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sensor products	$6,296	69.2%	$9,117	100.0%	$11,254	68.8%	$15,692	100.0%
System solution products	2,800	30.8	—	—	5,114	31.2	—	—

Total	$9,096	100.0%	$9,117	100.0%	$16,368	100.0%	$15,692	100.0%

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

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$2,512	27.6%	$6,241	68.5%	$5,040	30.8%	$10,844	69.1%
Europe	1,015	11.2	259	2.8	1,740	10.6	681	4.3
Japan	1,379	15.2	988	10.8	2,535	15.5	1,282	8.2
North America	4,013	44.1	1,629	17.9	6,810	41.6	2,885	18.4
Other	177	1.9	—	—	243	1.5	—	0.0

Total	$9,096	100.0%	$9,117	100.0%	$16,368	100.0%	$15,692	100.0%

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

Our relationships with third-party foundry and packaging service providers do not provide for guaranteed levels of production capacity at pre-determined prices. As a result, our outsourcing costs relating to wafer production and packaging services are susceptible to sudden changes based on conditions in the global semiconductor market and our service providers’ available capacity.

Our system solution products are currently manufactured for us by Crossbow Technology, Inc. under a 12-month manufacturing agreement that we entered into in connection with the acquisition. We intend to transition the manufacturing of our system solution products to China, outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We plan to transition the manufacturing of the wireless sensor network products first and then transition the manufacturing of inertial guidance systems products. We expect to complete the entire transition within 9 – 12 months.

Gross Profit and Gross Margin

Recently our gross profit and gross margin from our sensor product has tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. In addition, we reduced our prices for accelerometers used in mobile phone applications, which allowed us to reduce inventories of our existing mobile phone application product and prepare for the production of our newly introduced ultra-low-cost accelerometer product, which contributed to the decrease in the sensor product gross margin for the second quarter of 2010. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved ultra low cost products and new magnetic sensor products because of the significant potential for revenue growth in the mobile phone applications market.

The gross margin from systems solution products, representing the product lines that we acquired from Crossbow Technology in the first quarter of 2010, largely reflects the negotiated prices at which we currently purchase the products from Crossbow Technology under the manufacturing agreement we entered into in connection with the acquisition. We expect the gross margins for our system solution products to increase as we complete the transition to in-house manufacturing.

Research and Development Expenses

Research and development costs are expensed as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, costs of masks and prototype wafers, consulting fees paid for outside design services; travel and other expenses; and stock-based compensation attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect this trend to continue in 2010 as we seek to diversify into non-accelerometer products and also as a result of the addition of acquired Crossbow engineers in the first quarter of 2010.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives’ commissions; office rental; market promotion and other expenses and stock-based compensation. We expect sales and marketing expense to increase in 2010 as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network, engage in additional marketing and promotional activities and as a result of the addition of sales and marketing employees acquired from Crossbow.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; other expenses, such as utilities, insurance and provision for accounts receivable; and stock-based compensation. We expect that our general and administrative expenses for 2010 in absolute terms will increase with the additional office in San Jose, California, increased legal and professional fees and increased amortization expense as a result of the Crossbow acquisition.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to non-controlling interest represents net income which is allocated to our 49% joint venture partner in the Crossbow Japan joint venture and is therefore, excluded from the income or loss of MEMSIC, Inc.

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

We consider our accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
		% of net		% of net		% of net		% of net
	Amount	sales	Amount	sales	Amount	sales	Amount	sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$9,096	100.0%	$9,117	100.0%	$16,368	100.0%	$15,692	100.0%
Cost of goods sold	5,407	59.4	4,916	53.9	9,834	60.1	8,358	53.3

Gross profit	3,689	40.6	4,201	46.1	6,534	39.9	7,334	46.7
Operating expenses:
Research and development	2,035	22.4	1,709	18.7	4,009	24.5	2,879	18.3
Sales and marketing	1,109	12.2	543	6.0	2,180	13.3	1,120	7.1
General and administrative	2,328	25.6	1,387	15.2	4,313	26.4	2,773	17.7
Amortization	402	4.4	35	0.4	740	4.5	72	0.4

Total operating expenses	5,874	64.6	3,674	40.3	11,242	68.7	6,844	43.6

Operating income (loss)	(2,185)	(24.0)	527	5.8	(4,708)	(28.8)	490	3.2
Other income:
Interest and dividend income	104	1.1	202	2.2	221	1.4	460	2.9
Other, net	88	1.0	35	0.4	105	0.6	38	0.2

Total other income	192	2.1	237	2.6	326	2.0	498	3.2

Earnings (loss) before income taxes	(1,993)	(21.9)	764	8.4	(4,382)	(26.8)	988	6.3
Provision (benefit) for income taxes	1	0.0	73	0.8	(115)	(0.7)	240	1.5

Net income	(1,994)	(22.0)	$691	7.6	$(4,267)	(26.1)	$748	4.8

Less: net income (loss) attributable to noncontrolling interest	(20)	(0.2)	—	—	27	0.3	—	—

Net income (loss) attributable to MEMSIC, Inc.	$(1,974)	(21.7)%	$691	7.6%	$(4,294)	(26.4)%	$748	4.8%

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Net sales. Our net sales remained relatively unchanged at $9.1 million for the three months ended June 30, 2010 and the corresponding period of 2009. Our net sales from sensor products decreased to $6.3 million for the three months ended June 30, 2010 from $9.1 million in the corresponding period of 2009 due to price reductions to reduce inventories on hand and reduced sales volumes due to the slow down of the China mobile phone market. This decrease was offset by the addition of $2.8 million in sales of system solution products as a result of our Crossbow acquisition in January 2010. Sales in automotive applications accounted for $3.2 million for the three months ended June 30, 2010, compared to $1.8 million in the corresponding period in 2009. The increase in sales in automotive applications was due to increased production orders for new applications at one significant automotive customer.

Cost of goods sold. Our cost of goods sold increased by 10.0% to $5.4 million for the three months ended June 30, 2010 from $4.9 million for the corresponding period in 2009. This increase was primarily due to the change in the mix of the products sold and the addition of $0.2 million to our inventory provision as a result of a valuation adjustment.

Gross profit and gross margin. Our gross profit decreased by 12.2% to $3.7 million for the three months ended June 30, 2010 from $4.2 million in the corresponding period of 2009. Our gross margin decreased by 5.5 percentage points to 40.6% for the three months ended June 30, 2010 from 46.1% in the corresponding period of 2009.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands)

	Three months ended June 30,
	2010		2009
	Gross Profit	Margin %	Gross Profit	Margin %
Sensor products	$2,356	37.4%	$4,201	46.1%
System solution products	1,333	47.6	—	—

Total	$3,689	40.6%	$4,201	46.1%

Our gross profit and gross margin from our sensor products was $2.4 million and 37.4% for the second quarter of 2010, compared to $4.2 million and 46.1% in the corresponding period of 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market and an unfavorable inventory valuation adjustment. The gross margin from our system solution products was 47.6% and had positive impact on the overall gross margin for the second quarter of 2010.

Research and development. Our research and development expenses increased by 19.1% to $2.0 million for the three months ended June 30, 2010 from $1.7 million in the corresponding period of 2009. This increase was primarily due to the addition of an engineering team and related expense as a result of the Crossbow acquisition as well as an increase in the research and material costs related to developing new products and system solutions in this period as compared to the corresponding period of 2009. Research and development expenses, as a percentage of total net sales, increased to 22.4% for the three months ended June 30, 2010 from 18.7% for the corresponding period of 2009.

Sales and marketing. Our sales and marketing expenses increased by 104.2% to $1.1 million for the three months ended June 30, 2010 from $543,000 for the corresponding period of 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the Crossbow acquisition and an increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 12.2% for the three months ended June 30, 2010 from 6.0% for the corresponding period of 2009.

General and administrative. Our general and administrative expenses increased by 67.8% to $2.3 million for the three months ended June 30, 2010 from $1.4 million in the corresponding period of 2009. This increase was primarily due to the addition of a California office and related office expense and the legal and professional cost related to the Crossbow acquisition. General and administrative expenses, as a percentage of total net sales, increased to 25.6% for the three months ended June 30, 2010 from 15.2% for the corresponding period in 2009.

Amortization. Our amortization expense increased to $0.4 million for the three months ended June 30, 2010 from $35,000 in the corresponding period of 2009. The increase was primarily attributable to the amortization of intangible assets related to the Crossbow acquisition.

Other income. Our other income was $192,000 for the three months ended June 30, 2010 compared to $237,000 in the corresponding period of 2009. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax provision was $941 for the three months ended June 30, 2010 compared to an income tax provision of $73,000 in the corresponding period of 2009. Our income tax provision for the second quarter of 2010 reflected principally a provision of $27,000 related to certain deferred tax liability in the U.S., offset by a tax benefit of $25,000 related to a net loss in Crossbow Japan. Our income tax provision for the second quarter of 2009 reflected principally income tax expense of $73,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

Six months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales. Our net sales increased by 4.3% to $16.4 million for the six months ended June 30, 2010 from $15.7 million in the corresponding period of 2009. This increase was primarily attributable to the addition of $5.1 million in sales from the system solution products, offset by a decrease of $4.4 million in sales from our sensor products in mobile phone applications due to price reductions to reduce inventories on hand and lower sales volume due to the slow down of China mobile phone market. Sales in automotive applications accounted for $5.6 million for the six months ended June 30, 2010, compared to $3.1 million in the corresponding period in 2009. The increase in sales in automotive applications was due to the increase in production orders for new applications at one significant automotive customer.

Cost of goods sold. Our cost of goods sold increased by 17.7% to $9.8 million for the six months ended June 30, 2010 from $8.4 million for the corresponding period in 2009. This increase was primarily due to the change in the mix of products sold and an unfavorable inventory valuation provision.

Gross profit and gross margin. Our gross profit decreased by 10.9% to $6.5 million for the six months ended June 30, 2010 from $7.3 million in the corresponding period of 2009. Our gross margin percentage decreased by 6.8 percentage points to 39.9% for the six months ended June 30, 2010 from 46.7% in the corresponding period of 2009.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands)

	Six months ended June 30,
	2010		2009
	Gross Profit	Margin %	Gross Profit	Margin %
Sensor products	$4,153	36.9%	$7,334	46.7%
System solution products	2,381	46.6	—	—

Total	$6,534	39.9%	$7,334	46.7%

Our gross profit and gross margin from our sensor products was $4.2 million and 36.9% for the six months ended June 30, 2010, compared to $7.3 million and 46.7% in the corresponding period of 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market. The gross margin from our system solution products was 46.6% and had positive impact on the overall gross margin for the first quarter of 2010.

Research and development. Our research and development expenses increased by 39.2% to $4.0 million for the six months ended June 30, 2010 from $2.9 million in the corresponding period of 2009. This increase was primarily due to the addition of an engineering team and related expenses as a result of the Crossbow acquisition as well as an increase in the research and material costs related to developing new products and system solutions in this period as compared to the corresponding period of 2009. Research and development expenses, as a percentage of total net sales, increased to 24.5% for the six months ended June 30, 2010 from 18.3% for the corresponding period of 2009.

Sales and marketing. Our sales and marketing expenses increased by 94.6% to $2.2 million for the six months ended June 30, 2010 from $1.1 million for the corresponding period of 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the Crossbow acquisition and an increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 13.3% for the six months ended June 30, 2010 from 7.1% for the corresponding period of 2009.

General and administrative. Our general and administrative expenses increased by 55.5% to $4.3 million for the six months ended June 30, 2010 from $2.8 million in the corresponding period of 2009. This increase was primarily due increased expenses in 2010 related to the addition of a California office and related office expense, and the legal and professional cost related to the Crossbow acquisition. General and administrative expenses, as a percentage of total net sales, increased to 26.4% for the six months ended June 30, 2010 from 17.7% for the corresponding period in 2009.

Amortization. Our amortization expense increased to $0.7 million for the six months ended June 30, 2010 from $72,000 in the corresponding period of 2009. The increase was primarily attributable to the amortization of intangible assets related to the Crossbow acquisition.

Other income. Our other income was $326,000 for the six months ended June 30, 2010 compared to $498,000 in the corresponding period of 2009. The decrease was primarily due to a decrease in interest income as a result of lower interest rates.

Provision for income taxes. Our income tax benefit was $115,000 for the six months ended June 30, 2010 compared to an income tax provision of $240,000 in the corresponding period of 2009. Our income tax benefit for the first half of 2010 reflected principally income tax benefit of $112,000 related to the recognition of a research and development tax credit earned in China and the benefit of $92,000 related to losses incurred by our Wuxi subsidiary at the effective rate of 12.5%. These amounts were partially offset by the recognition of a provision of $50,000 related to certain deferred tax liability in the U.S. and a provision of $39,000 related to a net income in the joint venture in Japan. Our income tax provision for the first six months of 2009 reflected principally income tax expense of $240,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $59.4 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of June 30, 2010, our investments included $5.2 million (net of $247,000 impairment loss taken at December 31, 2008) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that continue to be experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates. All of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.2 million of auction rate securities we held at June 30, 2010 as long-term investments.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MTS obtained a $20 million, five-year project loan from Agricultural Bank of China. The expected usage of the loan is: $15 million is to be used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products. This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property to be purchased by MTS from us. The loan bears interest at a variable rate, adjusted semi-annually, based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of June 30, 2010, $17,930,000 has been withdrawn and is outstanding.

We believe that our current cash, proceeds of our project loan from the Agricultural Bank of China and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintaining adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $1.2 million, which was derived from a net loss of $4.3 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $2.5 million, were primarily due to depreciation and amortization expense of $1.8 million and stock-based compensation expense of $0.7 million, offset by an increase in deferred tax asset of $34,000. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.6 million, were primarily attributable to a $0.6 million increase in inventories, primarily due to the preparation for shipments of our magnetic sensor product to a major electronic manufacturer, a $1.0 million increase in accounts receivable, a $1.2 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits, offset by a $3.5 million increase in accounts payable and accrued expenses.

Net cash provided by operating activities for the six months ended June 30, 2009 was $3.4 million, which was derived from a net income of $0.7 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $1.7 million, were primarily due to depreciation and amortization expense of $1.0 million, stock-based compensation expense of $0.7 million and deferred income tax of $44,000. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.9 million, were primarily attributable to a $1.1 million reduction in inventories due primarily to increased unit sales in the China mobile phone market and a $0.5 million increase in accounts payable and accrued expenses, offset by a $0.2 million increase in accounts receivable due to the increase in net sales and a $0.6 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $24.2 million, primarily consisting of the payment of $17.6 million, net of acquired cash of $0.4 million, for the Crossbow acquisition and the purchase of property and equipment for expanding our manufacturing capacity for $6.8 million, offset by proceeds from sale of investments of $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2009 was $5,000, primarily consisting of proceeds from sale of short-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $1.7 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $17.9 million, primarily reflecting proceeds from the project loan from the Agricultural Bank of China of $17.9 million and proceeds of $13,000 from exercise of options to purchase common stock, offset by a cash dividend of $57,000 paid to the minority owner of the joint venture in Japan.

Net cash provided by financing activities for the six months ended June 30, 2009 of $74,000, reflected proceeds from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

Item 3.	Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of June 30, 2010, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On March 30, 2010, Honeywell International, Inc. filed a complaint in the United States District Court for the District of Massachusetts, in which it alleged that certain of our magnetic sensor products infringe an United States patent held by Honeywell. The Honeywell action was settled by agreement of the parties in June 2010. The terms of the settlement were not disclosed, and are not material to the Company.

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through June 30, 2010, we have applied approximately $6.1 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $6.5 million to the construction of two new buildings adjacent to that facility and $18.0 million to the Crossbow acquisition. We have invested the balance of $29.6 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 5.	Other Information

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation.

On June 30, 2010, our newly established indirect Wuxi subsidiary, MEMSIC Transducer Systems Company, Limited (“MTS”), entered into a Fixed Asset Loan Contract (the “Project Loan Agreement”), pursuant to which MTS obtained a $20 million, five-year project loan from Agricultural Bank of China. The expected usage of the loan is: $15 million is to be used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purpose and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products. This loan is collateralized by the buildings and land owned by our Wuxi subsidiary and by the land and intellectual property owned or to be purchased by MTS. The loan bears interest at a variable rate, adjusted semi-annually, based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis (the “Subsidy Agreement”). As of June 30, 2010, $17,930,000 has been withdrawn pursuant to the Project Loan Agreement and is outstanding.

English translations (from the original Mandarin) of the Project Loan Agreement and the Subsidy Agreement are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report.

Item 6.	Exhibits

		Filed with This Form 10-Q	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	2010 Executive Officer Bonus Plan		8-K	March 12, 2010

10.2	Fixed Asset Loan Contract dated June 30, 2010 between MEMSIC Transducer Systems Company, Limited (“MTS”) and Agricultural Bank of China. (Translated from the original Mandarin.)	X

10.3	Project Loan Interest Subsidy Agreement dated June 28, 2010 between MTS and Jiangsu Xishan Economic Development Zone Administrative Committee (Translated from the original Mandarin.)	X

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: August 16, 2010	By:	/s/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: August 16, 2010	By:	/s/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer