Form 10-Q
period 2010-09-30
MEMSIC Inc
filed 2010-11-15
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-33813

MEMSIC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3457049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Tech Drive, Suite 325 Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of November 12, 2010 was 23,805,363.

MEMSIC, Inc.

FORM 10-Q, September 30, 2010

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$56,756,071	$66,970,736
Restricted cash	2,614,515	863,439
Short-term investments	500,000	-
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of September 30, 2010 and December 31, 2009, respectively	4,048,875	2,670,144
Inventories	6,896,596	4,988,611
Other assets	2,698,129	1,004,458
Total current assets	73,514,186	76,497,388

Property and equipment, net	21,922,331	14,591,828
Long-term investments	5,020,000	5,353,000
Goodwill	4,869,599	-
Intangible assets, net	12,113,093	988,270
Other assets	84,191	81,455
Total assets	$117,523,400	$97,511,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,327,157	$1,115,694
Accrued expenses	3,126,004	1,662,518
Advance research funding	2,614,515	863,439
Total current liabilities	10,067,676	3,641,651

Note payable to bank	17,930,000	-

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,805,363 and 23,793,113 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	238	238
Additional paid-in capital	99,233,128	98,112,408
Accumulated other comprehensive income	2,615,109	2,218,496
Accumulated deficit	(12,686,178)	(6,460,852)
MEMSIC, Inc. stockholders' equity	89,162,297	93,870,290

Noncontrolling interest related to joint venture in Japan	363,427	-
Total equity	89,525,724	93,870,290

Total liabilities and stockholders’ equity	$117,523,400	$97,511,941

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$10,844,719	$7,067,583	$27,212,338	$22,759,693
Cost of goods sold	6,751,194	4,147,180	16,584,892	12,505,427
Gross profit	4,093,525	2,920,403	10,627,446	10,254,266

Operating expenses:
Research and development	2,377,649	1,210,197	6,386,394	4,088,923
Sales and marketing	1,376,893	502,829	3,557,223	1,622,890
General and administrative	2,212,399	1,342,290	6,525,484	4,115,447
Amortization expense	406,561	38,067	1,146,844	110,012
Total operating expenses	6,373,502	3,093,383	17,615,945	9,937,272

Operating income (loss)	(2,279,977)	(172,980)	(6,988,499)	316,994

Other income:
Interest and dividend income	99,026	205,322	319,803	665,171
Other, net	325,074	68,651	430,361	107,286
Total other income	424,100	273,973	750,164	772,457

Earnings (loss) before income taxes	(1,855,877)	100,993	(6,238,335)	1,089,451
Provision (benefit) for income taxes	36,392	48,927	(79,102)	289,021
Net income (loss)	(1,892,269)	52,066	(6,159,233)	800,430

Less: net income attributable to noncontrolling interest	39,004	-	66,093	-
Net income (loss) attributable to MEMSIC, Inc.	$(1,931,273)	$52,066	$(6,225,326)	$800,430

Net income (loss) per common share:
Basic	$(0.08)	$0.00	$(0.26)	$0.03
Diluted	$(0.08)	$0.00	$(0.26)	$0.03

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,805,072	23,764,284	23,802,357	23,724,587
Diluted	23,805,072	24,102,339	23,802,357	23,981,367

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(6,159,233)	$800,430
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,675,823	1,408,341
Amortization	1,146,844	110,012
Stock compensation expense	1,106,815	1,083,333
Deferred income taxes	(53,050)	(3,992)
Changes in assets and liabilities net of the effects of business acquisition:
Restricted cash	(1,702,007)	-
Accounts receivable	(1,159,455)	(295,813)
Inventories	(1,234,045)	1,408,539
Other assets	(1,478,022)	(273,717)
Advance research funding	1,702,007	-
Accounts payable and accrued expenses	4,308,230	1,544,345
Net cash provided by (used in) operating activities	(1,846,093)	5,781,478

Cash flows from investing activities:
Purchase of short-term investments	(500,000)	-
Proceeds from sale of short-term investments	180,000	1,683,062
Purchase of property and equipment	(8,022,260)	(2,249,733)
Acquisition payment net of acquired cash of $352,247	(17,647,753)	-
Net cash used in investing activities	(25,990,013)	(566,671)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(52,144)	-
Proceeds from exercise of options to purchase common stock	13,905	108,056
Proceeds from note payable to bank	17,930,000	-
Net cash provided by financing activities	17,891,761	108,056

Effect of exchange rate changes on cash and cash equivalents	(270,320)	1,829

Net increase (decrease) in cash and cash equivalents	(10,214,665)	5,324,692
Cash and cash equivalents —beginning of period	66,970,736	64,365,607
Cash and cash equivalents —end of period	$56,756,071	$69,690,299

See accompanying notes to condensed consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. NATURE OF THE BUSINESS AND OPERATIONS

MEMSIC, Inc. (the Company) was incorporated on March 3, 1999 as a Delaware corporation. The Company is a leading provider of semiconductor sensor systems solutions based on micro electromechanical systems (MEMS) technology and advanced integrated circuit design. The Company has integrated a MEMS technology-based inertial sensor, commonly known as an accelerometer, with mixed signal processing circuitry onto a single chip using a standard complementary metal-oxide-semiconductor (CMOS) process. This proprietary technology has allowed for sensor solutions at lower cost, higher performance and improved functionality. Utilizing a standard CMOS process allows easy integration of additional functions and the creation of new sensors to expand into magnetic, touch and flow sensors, as well as other MEMS application areas beyond accelerometers. Any application that requires the control or measurement of motion is a potential application for accelerometers. The Company’s sensor and solution products have a wide range of applications for consumer electronics, mobile phones, automotive (airbags, rollover detection, electronic stability control and navigation systems), as well as business, industrial and medical applications.

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and its indirect wholly owned subsidiary, MEMSIC Transducer Systems Company Limited. (MTS), which are located in the People’s Republic of China (PRC).

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

The acquisition has significantly strengthened the Company’s capability to develop integrated sensing systems that incorporate sensors with on-board computing, wireless communications and systems and application software solutions. The acquisition also broadened the Company’s customer base to include industrial and aerospace markets that it believes may offer higher margins and more stability than the mobile and consumer markets. The Company also believes that its strong presence in China provides an opportunity to introduce these newly acquired wireless sensor network and inertial systems products in the fast-growing Chinese market.

The Company incurred approximately $379,000 acquisition-related costs that were recognized in general and administrative expenses in its consolidated statements of operations for the 12 months ended December 31, 2009 and for the nine months ended September 30, 2010, in the amounts of $296,364 and $82,809, respectively. There were no other costs incurred in connection with the acquisition.

Purchase Price Allocation

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of January 15, 2010 in accordance with ASC topic 805, Business Combinations.

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

Pro Forma Revenue and Net Loss

The Company’s pro forma revenue, net loss and net loss per diluted share for the nine months ended September 30, 2010 would have been $27.7 million, ($6.4) million and ($0.27) had the Company closed the acquisition on January 1, 2010. The pro forma revenue, net loss and net loss per diluted share for the nine months ended September 30, 2009 would have been $31.9 million, ($0.2) million and ($0.01) had the Company closed the acquisition on January 1, 2009.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor are conducted in United States (U.S.) dollars. At September 30, 2010 and December 31, 2009, the underlying currency for approximately 47.5% and 39.5% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At September 30, 2010, the underlying currency for approximately 1.1% of consolidated assets was the Japanese Yen. The Company has not utilized hedging strategies with respect to its foreign exchange exposure.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At September 30, 2010, the Company’s total inventory reserve balance was $444,000.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures about Fair Value Measurements.  This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3.  This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques.  The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued ASC topic 805, Business Combinations. The purpose of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. For the Company, this statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on the Company’s financial position and results of operations. The Company followed this provision for its accounting for the Crossbow acquisition.

 4. LONG-TERM INVESTMENTS

Investments held by the Company at September 30, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At September 30, 2010, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.4 million with a maturity date in 2017.  The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities

The valuation techniques that may be used to measure fair value are as follows:

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of September 30, 2010	Level 1	Level 2	Level 3	Valuation Technique

Auction rate securities	$5,020	$-	$-	$5,020	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2010	$5,353
Redemptions	(180)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	(153)
Balance at September 30, 2010	$5,020

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at September 30, 2010.  The Company estimated the fair value of these securities at September 30, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the third quarter of 2010 resulted in a $153,000 increase to the temporary unrealized impairment loss recorded at December 31, 2008 due to lower expected interest rates used in its valuation model, which decreased the net present value of future cashflows.  As of September 30, 2010, the total temporary unrealized impairment loss was $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,547,936	$2,529,594
Work in process	2,600,879	1,715,212
Finished units	1,747,781	743,805
Total	$6,896,596	$4,988,611

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC 805. The Company reported goodwill of $4,869,599 at September 30, 2010. The full amount of the goodwill is expected to be deductible for tax purposes. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. (See Note 12). The factors that make up the goodwill include the following synergies:

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

•	Increased growth opportunity for the acquired business lines in the China market by utilizing MEMSIC’s China sales channels and resources.

•	The opportunity to leverage MEMSIC’s low cost manufacturing capacity in China to reduce the manufacturing cost of the acquired system products and improve gross margin.

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

Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009

Patents	$992,294	$789,032
Know-how	525,332	509,200
Trademarks	396,730	-
Customer relationships	4,557,863	-
Developed technology	7,097,680	-
Gross intangible assets	13,569,899	1,298,232

Accumulated amortization	(1,456,806)	(309,962)

Net intangible assets	$12,113,093	$988,270

The Company amortizes its intangible assets based on the following expected lives:

Expected life (Years)
Patents	15
Know-how	5
Trademarks	2
Customer relationships	8-10
Developed technology	8-10

Amortization expense expected over the next five years (2011 and beyond) is approximately $1.4 million per year. Amortization expense amounted to $1.1 million and $0.1 million, respectively, for the nine months ended September 30, 2010 and 2009.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight-line amortization method best approximates the economic pattern of usefulness of those assets.

The Company has considered whether there were any impairment indicators related to the intangible assets with definite lives acquired in connection with the Crossbow Technology acquisition at September 30, 2010 and concluded there were no such indicators of impairment. The Company will test for recoverability of its intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to:

•	A significant decrease in market price of the asset.
•	A significant adverse change in the extent or manner in which the asset is being used.
•	A significant adverse change in legal factors or in the business climate that could affect the value of the intangibles, including an adverse action or assessment by a regulator.
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of the asset.
•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses for the reportable segment in which the asset is used.

•	A current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

7. NOTES PAYABLE TO BANK

On June 30, 2010, MTS, a newly established wholly owned subsidiary of MEMSIC Semiconductor, entered into a five-year project loan agreement with Agricultural Bank of China. The total loan available is $20 million, of which $15 million was used by MTS to purchase from the Company substantially all the assets that the Company purchased from Crossbow Technology, Inc., $3 million is for working capital purpose and $2 million for the purchase of equipment to build the manufacturing capacity for the Company’s system solution products.  This loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. As of September 30, 2010, MTS has withdrawn an amount of $17,930,000 and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the three and nine months ended September 30, 2010 was $0.2 million.  In the event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its consolidated statements of operations. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	1,000,000
June 29, 2014	2,500,000
June 29, 2015	13,930,000
$17,930,000

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2010 were $2.35 and $3.23, respectively, while the weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2009 were $2.68 and $1.54, respectively, utilizing the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Volatility	65%	81%	65%-70%	77%-81%
Expected dividend yield	0%	0%	0%	0%
Expected life	6 years	5 years	5-6 years	5 years
Risk free interest rate	1.76%	2.84%	1.76% - 2.65%	1.60% - 2.84%
Forfeitures	36%	30%-46%	36% - 37%	27% - 46%

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the nine months ended September 30, 2010 based on the implied volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

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

The stock option activity under the 2000, 2007 and 2009 Plan for the nine months ended September 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at December 31, 2009	2,099,179	$5.36	7.8	$1,975,462

Granted	819,000	3.23
Exercised	(12,250)	1.14
Cancelled	(269,024)	5.01

Options outstanding at September 30, 2010	2,636,905	$4.75	7.7	$738,244

Options exercisable at September 30, 2010	950,734	$4.15	6.34	$636,988

Options available for grant at September 30, 2010	1,569,675

At September 30, 2010, total unrecognized stock-based compensation expense expected to be charged to operations over the next four years is estimated to approximate $3.9 million.

The total fair value at the date of grant of options which became exercisable during the three and nine months ended September 30, 2010 were approximately $386,000 and $705,000, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Research and development	$102,544	$71,476	$167,631	$252,538
Sales and marketing	44,082	52,007	129,139	178,356
General and administrative	286,483	214,828	810,045	652,439
Total	$433,109	$338,311	$1,106,815	$1,083,333

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and nine months ended September 30, 2010 and 2009, the Company’s comprehensive income (loss) is the sum of net income (loss), the auction rate security valuation adjustment and the foreign currency translation adjustment, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to MEMSIC, Inc.	$(1,931,273)	$52,066	$(6,225,326)	$800,430
Auction rate security valuation adjustment	(153,000)	-	(153,000)	-
Foreign currency translation adjustment	364,368	14,329	549,613	(10,349)
Comprehensive income (loss) attributable to MEMSIC, Inc.	(1,719,905)	66,395	(5,828,713)	790,081

Net income attributable to noncontrolling interest	39,004	-	66,093	-

Total comprehensive income (loss)	$(1,680,901)	$66,395	$(5,762,620)	$790,081

10. NET INCOME (LOSS) PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(1,931,273)	$52,066	$(6,225,326)	$800,430

Denominator:
Basic weighted average shares	23,805,072	23,764,284	23,802,357	23,724,587
Dilutive effect of common stock equivalents	-	338,055	-	256,780
Diluted weighted average shares	23,805,072	24,102,339	23,802,357	23,981,367

At September 30, 2010 and 2009, the Company had 2.1 million and 1.0 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Mobile phone	$2,647,989	$2,590,603	$4,746,569	$10,908,754
Consumer	2,086,800	1,517,460	4,756,194	5,048,317
Automotive	2,922,593	2,456,610	8,560,266	5,562,843
Industrial/other	3,187,337	502,910	9,149,309	1,239,779
Total	$10,844,719	$7,067,583	$27,212,338	$22,759,693

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Sensor products	$8,192,684	$7,067,583	$19,446,787	$22,759,693
System solution products	2,652,035	-	7,765,551	-
Total	$10,844,719	$7,067,583	$27,212,338	$22,759,693

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross profit
Sensor products	$2,805,563	$2,920,403	$6,958,068	$10,254,266
System solution products	1,287,962	-	3,669,378	-
Total	$4,093,525	$2,920,403	$10,627,446	$10,254,266

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Asia (excluding Japan)	$3,657,276	$3,094,348	$8,697,456	$13,938,822
Europe	875,130	431,353	2,615,094	1,112,037
Japan	1,729,084	1,306,940	4,263,666	2,588,761
North America	3,873,645	2,234,942	10,683,770	5,120,073
Other	709,584	-	952,352	-
Total	$10,844,719	$7,067,583	$27,212,338	$22,759,693

Total Assets by geographical region

Total assets by geographical region are as follows:

	September 30, 2010	December 31, 2009

United States	$60,462,051	$59,028,075
China	55,823,151	38,483,866
Japan	1,238,198	-
Total	$117,523,400	$97,511,941

Total long-lived assets by geographical region are as follows:

	September 30, 2010	December 31, 2009

United States	$6,168,655	$6,548,657
China	20,857,867	14,410,796
Japan	-	-
Total	$27,026,522	$20,959,453

13. CONTINGENCIES

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

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

OVERVIEW

During the third quarter of 2010, we continued to make progress in our business plan for 2010 to transform ourselves into a multiple-product company serving a diverse set of markets. The market for smartphones is picking up in the third quarter of 2010 and the adoption of GPS-enabled mobile phones is accelerating worldwide. We are benefiting from this trend through a ramp up in sales to a major manufacturer of GPS-enabled mobile phones. Our continuous development of lower-cost sensor products is helping us penetrate cost-sensitive applications such as toys and games.

We significantly increased our R&D investment in next-generation, multi-sensor and MCU integrated system products at both the integrated circuit (IC) level for the consumer and mobile market and the module level for the high-end industrial, automotive, and general aviation markets. Our next-generation product lines will combine our core competency in cost competitive MEMS sensor IC design and manufacturing with the core competency in multi-sensor system integration acquired from Crossbow early this year.  In August 2010, we introduced our first next-generation family of high-performance MEMS inertial systems, which offer the superior reliability of our advanced MEMS technology for integrated navigation systems and in stabilization and control applications.

Our net sales for the third quarter of 2010 increased $3.7 million to $10.8 million compared to $7.1 million for the corresponding period of 2009. Our magnetic sensor and new series of cost competitive accelerometers contributing significantly to our growth in this quarter, besides the additional revenue from the acquired system products.

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with ASC topic 605-15, Revenue Recognition.

Net Sales by Application

In the third quarter of 2010, net sales from industrial and other applications were the largest component of our total sales, representing 29.4% of total net sales, as a result of the addition of revenue from the Crossbow acquisition.

Net sales from automotive applications continued to be strong in the third quarter of 2010, representing 27.0% of total net sales, primarily due to the increasing volume of our new automotive applications. We expect our sales from automotive applications will continue to grow with our new applications and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market was disproportionately affected by the current global downturn.

Net sales from mobile phone applications increased by 2.2% in the third quarter of 2010 compared to the corresponding period of the prior year, due to the ramping up in sales of our magnetic sensor to a major mobile phone manufacturer and the introduction of our new series of cost competitive accelerometers that helped us regain China mobile phone customers. We continue to expect some recovery in the China mobile phone market and have continued our efforts to win major global mobile phone accounts.

Net sales from consumer applications increased by 37.6% compared to the corresponding period of the prior year, due to the increasing volume in digital camera applications and design-wins in gaming and toy applications. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$2,648	24.4%	$2,591	36.7%	$4,747	17.4%	$10,909	47.9%
Consumer	2,087	19.2	1,517	21.5	4,756	17.5	5,048	22.2
Automotive	2,923	27.0	2,457	34.7	8,560	31.5	5,563	24.5
Industrial/other	3,187	29.4	503	7.1	9,149	33.6	1,240	5.4
Total	$10,845	100.0%	$7,068	100.0%	$27,212	100.0%	$22,760	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. However, the Crossbow acquisition has broadened our customer base and we expect that customer concentration will decline in the near term. Customers that individually represented 10% or more of our net sales, accounted in the aggregate for approximately 35.0% of our net sales in the third quarter of 2010 compared with 63.4% in the corresponding period of 2009.  The decrease in concentration of customers is primarily due to the broader customer accounts as a result of the Crossbow acquisition.

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

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$8,193	75.5%	$7,068	100.0%	$19,447	71.5%	$22,760	100.0%
System solution products	2,652	24.5	-	-	7,765	28.5	-	-
Total	$10,845	100.0%	$7,068	100.0%	$27,212	100.0%	$22,760	100.0%

  Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer, automotive and industrial applications markets in the greater China region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors and digital cameras. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated. The Crossbow acquisition has broadened our sales in the industrial and aerospace markets in all geographical regions.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$3,657	33.7%	$3,094	43.8%	$8,697	32.0%	$13,939	61.2%
Europe	875	8.1	431	6.1	2,615	9.6	1,112	4.9
Japan	1,729	15.9	1,307	18.5	4,264	15.7	2,589	11.4
North America	3,874	35.7	2,236	31.6	10,684	39.2	5,120	22.5
Other	710	6.6	-	-	952	3.5	-	-
Total	$10,845	100.0%	$7,068	100.0%	$27,212	100.0%	$22,760	100.0%

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

Our system solution products are currently manufactured for us by Crossbow Technology, Inc. under a 12-month manufacturing agreement that we entered into in connection with the acquisition. We are in the process of  transitioning the manufacturing of our system solution products to China, outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We have successfully completed the transition of the manufacturing of the wireless sensor network products in the third quarter and started the transition of the manufacturing of inertial systems products. We expect to complete the entire transition within 6 – 9 months.

Gross Profit and Gross Margin

Recently our gross profit and gross margin from our sensor products has tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. In addition, in 2010, we reduced our prices for accelerometers used in mobile phone applications, which allowed us to reduce inventories of our existing mobile phone application product and prepare for the production of our newly introduced cost competitive orientation sensor product, which contributed to the decrease in the sensor product gross margin for the third quarter of 2010. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved cost competitive products and new magnetic sensor products because of the significant potential for revenue growth in the mobile phone applications market.

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

We consider oan accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2010			2009		2010			2009
	Amount	% of net sales		Amount	% of net sales	Amount	% of net sales		Amount	% of net sales
	(dollar amounts in thousands)					(dollar amounts in thousands)
Net sales	$10,845	100.0%		$7,068	100.0%	$27,212	100.0%		$22,760	100.0%
Cost of goods sold	6,751	62.2		4,148	58.7	16,585	60.9		12,506	54.9
Gross profit	4,094	37.8		2,920	41.3	10,627	39.1		10,254	45.1

Operating expenses:
Research and development	2,378	21.9		1,210	17.1	6,386	23.5		4,089	18.0
Sales and marketing	1,377	12.7		503	7.1	3,557	13.1		1,623	7.1
General and administrative	2,212	20.4		1,342	19.0	6,525	24.0		4,115	18.1
Amortization	407	3.8		38	0.5	1,147	4.2		110	0.5
Total operating expenses	6,374	58.8		3,093	43.7	17,615	64.8		9,937	43.7

Operating loss	(2,280)	(21.0)		(173)	(2.4)	(6,988)	(25.7)		317	1.4

Other income:
Interest and dividend income	99	0.9		205	2.9	320	1.2		665	2.9
Other, net	325	3.0		69	1.0	430	1.6		107	0.5
Total other income	424	3.9		274	3.9	750	2.8		772	3.4

Earnings (loss) before income taxes	(1,856)	(17.1)		101	1.4	(6,238)	(22.9)		1,089	4.8
Provision (benefit) for income taxes	36	0.3		49	0.7	(79)	(0.3)		289	1.3
Net income	$(1,892)	(17.5)		$52	0.7	$(6,159)	(22.6)		$800	3.5

Less: net income attributable to noncontrolling interest	39	0.4		-	-	66	0.6		-	-
Net income (loss) attributable to MEMSIC, Inc.	$(1,931)	(17.8	) %	$52	0.7%	$(6,225)	(23.2	) %	$800	3.5%

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Net sales.    Our net sales increased by 53.4% to $10.8 million for the three months ended September 30, 2010 from $7.1 million for the three months ended September 30, 2009.

•
Net sales from sensor products increased by 15.9% to $8.2 million for the three months ended September 30, 2010 from $7.1 million in the corresponding period of 2009 due to the ramping up in sales of our magnetic sensor to a major mobile phone manufacturer, the introduction of our new series of cost competitive accelerometers that helped us regain China mobile phone customers and an increase in sales from automotive applications as a result of increased production orders for new applications at one significant automotive customer.  During the quarter, we recorded a reduction of revenue of approximately $0.4 million related primarily to estimated engineering and screening costs incurred by our automotive customer that we agreed to credit to the customer in order to improve product yields in 2010. We do not expect to incur any significant additional amounts related to this issue.

•	Net sales from system solution products that we acquired in January 2010 contributed additional revenue of $2.6 million in the third quarter of 2010.

Cost of goods sold.    Our cost of goods sold increased by 62.8% to $6.8 million for the three months ended September 30, 2010 from $4.1 million for the corresponding period in 2009. This increase was primarily due to the increase in the volume of units sold and a change in the mix of the products sold.

Gross profit and gross margin.   Our gross profit increased by 40.2% to $4.1 million for the three months ended September 30, 2010 from $2.9 million in the corresponding period of 2009. Our gross margin decreased by 3.5 percentage points to 37.8% for the three months ended September 30, 2010 from 41.3% in the corresponding period of 2009.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands)

	Three months ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Sensor products	$2,806	34.2%	$2,920	41.3%
System solution products	1,288	48.6	-	-
Total	$4,094	37.8%	$2,920	41.3%

Our gross profit and gross margin from our sensor products was $2.8 million and 34.2% for the third quarter of 2010, compared to $2.9 million and 41.3% in the corresponding period of 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market and the sales credit that we issued to our automotive customer during the third quarter of 2010. The gross margin from our system solution products was 48.6% and had a positive impact on the overall gross margin for the third quarter of 2010.

Research and development.    Our research and development expenses increased by 96.5% to $2.4 million for the three months ended September 30, 2010 from $1.2 million in the corresponding period of 2009. This increase was primarily due to the addition of an engineering team and related expense as a result of the Crossbow acquisition as well as an increase in the research and material costs related to developing new products and system solutions in this period as compared to the corresponding period of 2009. Research and development expenses, as a percentage of total net sales, increased to 21.9% for the three months ended September 30, 2010 from 17.1% for the corresponding period of 2009.

Sales and marketing.    Our sales and marketing expenses increased by 173.8% to $1.4 million for the three months ended September 30, 2010 from $0.5 million for the corresponding period of 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the Crossbow acquisition and an increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 12.7% for the three months ended September 30, 2010 from 7.1% for the corresponding period of 2009.

General and administrative.    Our general and administrative expenses increased by 64.8% to $2.2 million for the three months ended September 30, 2010 from $1.3 million in the corresponding period of 2009. This increase was primarily due to the addition of a California office and related office expense. General and administrative expenses, as a percentage of total net sales, increased to 20.4% for the three months ended September 30, 2010 from 19.0% for the corresponding period in 2009.

Amortization.   Our amortization expense increased to $0.4 million for the three months ended September 30, 2010 from $38,000 in the corresponding period of 2009.  The increase was primarily attributable to the amortization of intangible assets related to the Crossbow acquisition.

Other income.    Our other income was $0.4 million for the three months ended September 30, 2010 compared to $0.3 million in the corresponding period of 2009. The increase was primarily due to an increase in foreign exchange gain partially offset by a decrease in interest income as a result of lower interest rates.

Provision for income taxes.    Our income tax provision was $36,000 for the three months ended September 30, 2010 compared to an income tax provision of $49,000 in the corresponding period of 2009. Our income tax provision for the third quarter of 2010 reflected principally a provision of $57,000 related to net income in Crossbow Japan and a provision of $8,000 related to a change in the deferred tax asset in China, partially offset by a tax benefit of $29,000 related to a reduction of our deferred tax liability in the U.S. as a result of the sale of the acquired Crossbow intangible assets to MTS.  Our income tax provision for the third quarter of 2009 reflected principally income tax expense of $49,000 recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%.  Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

Nine months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales.    Our net sales increased by 19.6% to $27.2 million for the nine months ended September 30, 2010 from $22.8 million in the corresponding period of 2009. This increase was primarily attributable to the addition of $7.8 million in sales from the system solution products, partially offset by a decrease of $6.2 million in sales from our sensor products in mobile phone applications due to sales price reductions to reduce inventories on hand and lower sales volume due to the slow down of China mobile phone market. Sales in automotive applications accounted for $8.6 million for the nine months ended September 30, 2010, compared to $5.6 million in the corresponding period in 2009. The increase in sales in automotive applications was due to sales growth as a result of the increase in volume of the new applications at one significant automotive customer.

Cost of goods sold.    Our cost of goods sold increased by 32.6% to $16.6 million for the nine months ended September 30, 2010 from $12.5 million for the corresponding period in 2009. This increase was primarily due to increased sales volume and a change in the mix of products sold.

Gross profit and gross margin.   Our gross profit increased by 3.6% to $10.6 million for the nine months ended September 30, 2010 from $10.3 million in the corresponding period of 2009. Our gross margin percentage decreased by 6.0 percentage points to 39.1% for the nine months ended September 30, 2010 from 45.1% in the corresponding period of 2009.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands)

	Nine months ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Sensor products	$6,958	35.8%	$10,255	45.1%
System solution products	3,669	47.3	-	-
Total	$10,627	39.1%	$10,255	45.1%

Our gross profit and gross margin from our sensor products was $7.0 million and 35.8% for the nine months ended September 30, 2010, compared to $10.3 million and 45.1% in the corresponding period of 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market. The gross margin from our system solution products was 47.3% and had a positive impact on the overall gross margin for the first nine months of 2010.

Research and development.    Our research and development expenses increased by 56.2% to $6.4 million for the nine months ended September 30, 2010 from $4.1 million in the corresponding period of 2009. This increase was primarily due to the addition of an engineering team and related expenses as a result of the Crossbow acquisition as well as an increase in the research and material costs related to developing new products and system solutions in this period as compared to the corresponding period of 2009. Research and development expenses, as a percentage of total net sales, increased to 23.5% for the nine months ended September 30, 2010 from 18.0% for the corresponding period of 2009.

Sales and marketing.    Our sales and marketing expenses increased by 119.2% to $3.6 million for the nine months ended September 30, 2010 from $1.6 million for the corresponding period of 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the Crossbow acquisition and an increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 13.1% for the nine months ended September 30, 2010 from 7.1% for the corresponding period of 2009.

General and administrative.    Our general and administrative expenses increased by 58.6% to $6.5 million for the nine months ended September 30, 2010 from $4.1 million in the corresponding period of 2009. This increase was primarily due increased expenses in 2010 related to the addition of a California office and related office expense, and the legal and professional costs related to the Crossbow acquisition. General and administrative expenses, as a percentage of total net sales, increased to 24.0% for the nine months ended September 30, 2010 from 18.1% for the corresponding period in 2009.

Amortization.   Our amortization expense increased to $1.1 million for the nine months ended September 30, 2010 from $0.1 million in the corresponding period of 2009. The increase was primarily attributable to the amortization of intangible assets related to the Crossbow acquisition.

Other income.    Our other income was $750,000 for the nine months ended September 30, 2010 compared to $772,000 in the corresponding period of 2009. The decrease was primarily due to a decrease in interest income as a result of lower interest rates partially offset by an increase in foreign exchange gain.

Provision for income taxes.    Our income tax benefit was $79,000 for the nine months ended September 30, 2010 compared to an income tax provision of $289,000 in the corresponding period of 2009. Our income tax benefit for the first nine months of 2010 reflected principally income tax benefit of $196,000 related to China which was partially offset by a tax provision of $21,000 related to a certain deferred tax liability in the U.S. and a provision of $96,000 related to net income in Crossbow Japan.  Our income tax provision for the first nine months of 2009 reflected principally income tax expense recorded by our Wuxi subsidiary, related to earnings in China, at the effective rate of 12.5%. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011 at which time the rate will increase to 25%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $56.8 million and a 6-month certificate of deposit of $0.5 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of September 30, 2010, our investments included $5.0 million (net of $400,000 impairment loss) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that continue to be experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.0 million of auction rate securities we held at September 30, 2010 as long-term investments due to our intention to hold such securities for an extended period of time.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MTS obtained a $20 million, five-year project loan from Agricultural Bank of China. The expected usage of the loan is: $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of September 30, 2010, $17,930,000 has been withdrawn and is outstanding.

We believe that our current cash, recent proceeds of our project loan from the Agricultural Bank of China and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintaining adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $1.8 million, which was derived from a net loss of $6.2 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $3.9 million, were primarily due to depreciation and amortization expense of $2.8 million and stock-based compensation expense of $1.1 million.  The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.4 million, were primarily attributable to a $4.3 million increase in accounts payable and accrued expenses, offset by a $1.2 million increase in inventories primarily related to system solution products, a $1.2 million increase in accounts receivable due to the increase in sensor product sales in the third quarter and the system solution product sales, a $1.5 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $26.0 million, primarily consisting of the payment of $17.6 million, net of acquired cash of $0.4 million, for the Crossbow acquisition, the purchase of property and equipment for expanding our manufacturing capacity for $8.0 million and the purchase of short-term investments of $0.5 million, offset by proceeds from sale of investments of $0.2 million.

Net cash used in investing activities for the nine months ended September 30, 2009 was $0.5 million, primarily consisting of proceeds from sale of short-term investments of $1.7 million, which was offset by the purchase of property and equipment for expanding our manufacturing capacity of $2.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $17.9 million, primarily reflecting proceeds from the project loan from the Agricultural Bank of China of $17.9 million, offset by a cash dividend of $52,000 paid to the minority owner of the joint venture in Japan and proceeds of $14,000 from exercise of options to purchase common stock.

Net cash provided by financing activities for the nine months ended September 30, 2009 of $0.1 million, reflected proceeds from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

Item 3. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that as of September 30, 2010, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering, after deducting underwriting discounts and offering expenses, were approximately $60.2 million. Through September 30, 2010, we have applied approximately $6.3 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.0 million to the construction of two new buildings adjacent to that facility, $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We have invested the balance of $24.9 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	2010 Executive Officer Bonus Plan		8-K	March 12, 2010

10.2	Project loan agreement dated June 30, 2010 between MEMSIC Transducer Systems Company, Limited (“MTS”) and Agricultural Bank of China. (Translated from the original Mandarin.)		10-Q	August 16, 2010	10.2

10.3	Project Loan Interest Subsidy Agreement dated June 28, 2010 between MTS and Jiangsu Xishan Economic Development Zone Administrative Committee (Translated from the original Mandarin.)		10-Q	August 16, 2010	10.3

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Date: November 15, 2010	By:	/s/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Date: November 15, 2010	By:	/s/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer