Form 10-K
period 2010-12-31
MEMSIC Inc
filed 2011-03-25
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33813

MEMSIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3457049 (I.R.S. Employer Identification Number)
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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,902,292.

On March 23, 2011, 23,813,613 shares of our common stock were outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.   Business

We provide advanced semiconductor sensor and system solutions based on integrated micro electro-mechanical systems, or MEMS, technology and mixed signal circuit design. Historically, our revenues have derived primarily from the sale of sensor products, principally accelerometers. During 2010, we continued to make progress in our business plan to transform ourselves into a multiple-product company serving diverse markets.

Sensor products.

Our sensors are used for motion, direction and pressure sensing applications. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard complementary metal-oxide semiconductor, or CMOS, process.  We believe that this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications.  We expect that as MEMS technology advances, it will enable electronic systems to become smaller, faster, more energy-efficient and less expensive, and that the market for MEMS sensors will continue to expand as functions and products enabled by MEMS sensor solutions achieve broader penetration in the mobile phone, consumer, automotive, aerospace, medical and industrial markets.

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

In automotive applications, accelerometers are being deployed in airbag, electronic stability control, rollover protection, and navigation systems. Our largest customer is Autoliv, Inc., a leading European automotive safety systems supplier, which uses our accelerometers in its rollover protection and vehicle stability control systems. In consumer applications, accelerometers are used in global positioning systems, video gaming systems and interactive toys. Industrial and medical applications include inclination sensing, earthquake detection and cardiac pacemakers.

We were a pioneer in providing accelerometers to China’s fast-growing mobile phone market. We are also among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers (“OEMs”).  Our continuous development of lower-cost sensor products is helping us penetrate cost-sensitive applications such as toys and games.

We are also capitalizing on our proprietary MEMS technology to develop new types of sensors that will broaden our market opportunities.  For example, in 2008 we introduced a new line of MEMS-based magnetic sensors that provide enhanced digital compass capabilities for mobile applications such as cell phones and personal navigation devices. The adoption of GPS-enabled mobile phones is accelerating worldwide, and we have benefited from this trend through increased sales to a major manufacturer of GPS-enabled mobile phones.  Similarly, in 2010, we introduced our new MEMS-based gas-flow meter for use in industrial applications, primarily in the China market.

System solution products.

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

Our system solution products consist of wireless sensors that connect the physical environment with enterprise management and information systems to provide advanced monitoring, automation and control solutions for a range of industries, as well as inertial systems that provide end-users and systems integrators with MEMS-based solutions for measurement of static and dynamic motion in a wide variety of challenging environments, including avionics, remotely operated vehicles, agricultural and construction vehicles, automotive test and wind power turbines.

We have also continued to invest in the development of next-generation, multi-sensor and MCU integrated system products at both the integrated circuit level for the consumer and mobile market and at the module level for the high-end industrial, automotive, and general aviation markets. Our next-generation product lines will combine our core competency in cost competitive MEMS sensor IC design and manufacturing with the core competency in multi-sensor system integration that we acquired from Crossbow.  In August 2010, we introduced our first next-generation family of high-performance MEMS inertial systems, which offer the superior reliability of our advanced MEMS technology for use in integrated navigation systems and in stabilization and control applications.

Our operations.

We conduct research and development at our headquarters in Andover, Massachusetts and at facilities in San Jose, California, Chicago, Illinois and Wuxi, Jiangsu Province, China. Our research and development teams work closely with each other in our product and technology research and development activities. This enables us to access experienced and creative design talent in the United States, while benefiting from competitive engineering and manufacturing costs in China. In addition, our presence in China places us in close proximity to the supply chain for the large Chinese markets for mobile phones and consumer electronics.

Our two subsidiaries in Wuxi, Jiangsu Province, China, are primarily responsible for our manufacturing operations, including product development, manufacturing and quality assurance engineering, as well as application engineering, and sales and marketing to support the Asia market.

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

The system solution products that we acquired from Crossbow Technology were initially manufactured for us by Crossbow under a manufacturing agreement that we entered into in connection with the acquisition. We are in the process of migrating the manufacture of these products to China, with the objective of outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi.

We maintain sales offices in Andover, Massachusetts and San Jose, California, in Shenzhen and Shanghai, China, in Taipei, Taiwan, and in Yokohama, Japan. We sell our products using our direct sales force, as well as through systems integrators, resellers, distributors and sales representatives worldwide.

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

Comprehensive system solutions offering.    Our solutions involve the development of a fully-integrated sensor system on a chip, together with the reference designs, algorithms, source code and, in some cases, the application content to facilitate rapid commercial introduction. For example, our line of magnetic sensors incorporates our Intelligent Heading Correction algorithms, which automatically calibrate the device and, compensate for the extraneous magnetic interference, providing high accuracy and promoting ease of use. Our Crossbow acquisition has enhanced our capabilities in designing and developing integrated “smart sensing” solutions. Integrated solutions such as this enable our customers to shorten their product development cycle and allow for rapid adoption of our products in new applications.

Leading market position and established customer relationships.    We were a pioneer in providing accelerometers to China’s large mobile phone market. We are also among the leading sensor providers in a diverse range of other applications such as keystone screen adjustment sensors for image projectors, supplying to several Japanese OEMs. In addition, our accelerometers are incorporated in vehicle stability control systems for the automotive market, where Autoliv, Inc. is a major customer. We have developed close working relationships with our customers and regularly work together with them on new applications development.

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

Strong technology-driven management team.    Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was a doctoral student at Princeton University, and is named as an inventor on ten patents we own and five of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

Our Strategy

Key elements of our strategy for growth include the following:

Increase penetration of existing markets and customers.    We are actively seeking design wins by building on our strong existing relationships with major OEM customers in the automotive and industrial markets in China, Taiwan, Japan, Europe and the United States. Our major OEM accounts have in the past generally focused on a particular OEM system or application, and we intend to take advantage of our strong relationships in these accounts to seek new design-in opportunities in a wider range of OEM systems and applications that capitalize on the more diverse range of technologies and sensor solutions that we can now offer.

Diversify into new sensor and integrated“smart sensing”system products.    We have a strong foundation and the capabilities to diversify into new sensor products, including magnetic, temperature, pressure, flow sensors and gyroscopes. Emerging applications for sensors frequently lack incumbent competitors, providing an opportunity for a first-mover to define the dominant application technology. We also believe that there is an opportunity in integrated sensor products, which combine multiple sensing devices onto one chip and “smart sensing” systems that integrate sensors with on-board processors, and other elements such as wireless communications and software to provide a complete sensing solution.

Maintain cost leadership.    We intend to maintain our cost advantage by developing new innovative proprietary technologies, focusing on designing products on readily available foundry processes, and leveraging our low-cost manufacturing capabilities in China. For example, an important goal in integrating the businesses we acquired from Crossbow has been to drive down the manufacturing cost of the acquired products by transitioning manufacturing to our facility in China.

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

Conventions that Apply in this Annual Report on Form 10-K

Unless otherwise indicated, references in this Annual Report on Form 10-K to:

•	“U.S. dollars,” “$,” and “dollars” are to the legal currency of the United States;

•	“China” or the “PRC” are to the People’s Republic of China, excluding, for the purpose of this Annual Report on Form 10-K only, Hong Kong, Macau and Taiwan; and

•	“RMB” and “Renminbi” are to the legal currency of the People’s Republic of China.

•	“Yen” and “Japanese Jen” are to the legal currency of Japan

Unless the context indicates otherwise, “we,” “us,” “our company,” “the Company,” “our,” and “MEMSIC” refer to MEMSIC, Inc. and its subsidiary.

This Annual Report on Form 10-K contains translations of certain RMB and Yen amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB and Yen to U.S. dollars were made at the buying rates in effect on December 31, 2010 in The City of New York for cable transfers of RMB and Yen as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB6.60 to $1.00 and Yen81.67 to $1.00, respectively. We make no representation that the RMB, Yen or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB or Yen, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock. On December 31, 2010, the buying rate of RMB was RMB6.60 to $1.00 and the buying rate of Yen was Yen81.67 to $1.00.

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

Item 1A.  Risk Factors

Risks Relating to Our Business and Industry

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition

  Global economies recently experienced a recession that affected all sectors of the economy.  There is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate again in the future. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected, as a result of, among other things:

•	reduced demand for our products, particularly in industries such as the automotive industry that have been severely affected by the global recession;
•	increased risk of order cancellations or delays;
•	increased pressure on the prices for our products, such as we recently experienced in the handset market in China;
•	greater difficulty in collecting accounts receivable; and
•	risks to our liquidity, including the possibility that we might not have access to our cash and investments when needed.

    We are unable to predict the prospects for recovery from the recent global downturn and the longer the duration of these uncertainties, the greater the risks we face in operating our business.

Our quarterly and annual operating results have fluctuated and may continue to fluctuate and are difficult to predict and if we do not meet financial expectations of securities analysts or investors, the price of our common stock will likely decline.

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  Additionally, factors such as the acquisition of our new sensor solutions business from Crossbow in January 2010, which has a different operating model than our historical sensor business, and the continued intense competitive pressure on prices for our sensor products used in mobile phone applications, make predicting our future performance based on the results of prior periods particularly difficult. For example, after a period of low growth from 2007 to 2009, our net sales in 2010 grew by 36.2%, from $28.4 million in 2009 to $38.7 million, but our profitability suffered and we incurred a loss from operations of $8.6 million and a net loss of $7.4 million in 2010, compared with break-even net income of $24,000 in 2009.   Our quarterly and annual net sales and profit margin may be significantly different from our historical amounts, and in future periods may fall below expectations.  Our gross margins have declined significantly since 2007, and could continue to decline.  These and other risks described in this “Risk Factors” section, including the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

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

The average selling prices of products in some of our markets have historically decreased rapidly and will likely continue to do so in the future, which could harm our revenue and gross margins.

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices can harm our gross margins. For example, our gross margins continued to decline from 47.9% in 2008 and 45.6% in 2009 to 39.6% in 2010, primarily as a result of decreasing unit prices in response to competitive pressures in the mobile handset market.  Our financial results will suffer if we are unable to offset reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products that enable us to increase the selling price, increasing our revenues from higher-margin products such as our new sensor solution products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

Acquisitions or investments that we make to expand our business may expose us to new risks and we may not realize the anticipated benefits of these acquisitions or investments.

As part of our growth strategy, we will continue to evaluate opportunities to acquire or invest in other businesses, intellectual property or technologies that would complement our current business, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions or investments that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

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

Our Crossbow acquisition in particular exposes us to new risks that we have not previously faced.

The product lines we acquired from Crossbow are more highly integrated than our existing products, involve different technologies, more complex manufacturing, assembly and test processes and require more technical support than those required by our current product lines. The sales process and customer base for the Crossbow products also differs substantially from those of our current products. Our manufacture and sale of the inertial navigation systems for use in general aviation that we acquired from Crossbow are subject to extensive regulatory requirements, including requirements that we obtain and maintain certifications from the United States Federal Aviation Administration, or FAA. Malfunctions in these inertial navigation systems could expose users to the risk of injury or death, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Prior to 2010, we had no previous experience in designing, manufacturing, selling and supporting products of this type, and there can be no assurance that we will be successful in these endeavors. We are substantially reliant for the operation of this business on former Crossbow management, engineering, sales and marketing personnel who have become our employees. Until we are able to transition to our own manufacturing processes in China, a process that we started in 2010 and expect to complete in 2011, we will be dependent on Crossbow to manufacture these products for us under a contract we entered into with Crossbow as part of the acquisition.  If we are unable to obtain necessary FAA certification of our manufacturing facility and processes in China, or experience other unforeseen difficulties in transitioning the manufacture of the acquired products to our own facility in China, we may be unable to achieve the product cost improvements that we anticipate for these acquired businesses.  The integration of the lines of business, technologies, personnel and operations we acquired from Crossbow could result in significant diversion of our management’s attention and could also require the incurrence of substantial costs, which could adversely affect our profitability in the near term. Our failure to effectively address these risks, or to successfully integrate the businesses we acquired from Crossbow, or other businesses we may acquire, could have a material adverse effect on our business, our reputation and our results of operations. Additionally, we recorded goodwill of $4.9 million in connection with the Crossbow acquisition. If the cash flows generated by the businesses we acquired from Crossbow fall significantly short of our expectations, or other events occur that require us to reassess the fair value of this goodwill, we could be required to record an impairment charge, which could have a material adverse effect on our results of operations.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or future competitors. If we do not compete successfully, our market share and revenue may decline. We and our distributors currently sell substantially all of our accelerometer products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We face competition primarily from traditional capacitive/piezoresistive-based accelerometer manufacturers, and, more recently, from manufacturers of low cost components such as mechanical switches that can be used as alternatives to our accelerometers in certain applications, such as orientation detection for mobile phones. Our Crossbow acquisition exposes us to competition from additional sources that we historically did not experience. Most of our current competitors have longer operating histories, significantly greater resources, brand recognition and a larger base of customers than we do. In addition, these competitors may have greater credibility with our existing or potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate accelerometer functionality into other products that we do not sell. These factors may make it difficult for us to gain or maintain market share.

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

For 2010, one OEM customer, Autoliv, accounted for 26.2% of our net sales.  For 2009, five customers each accounted for 10% or more of our net sales, consisting of four distributors with a total of 51.9% and Autoliv, as to 23.6%. If Autoliv does not experience continued commercial success with its OEM applications incorporating our products or if it or other major customers purchase fewer of our products, defer orders or fail to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2010 and 2009 were attributable to accelerometer products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

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

The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.

A number of companies that supply us with materials and components, such as printed circuit boards, or that supply our OEM customers with components, such as capacitors, maintain facilities in Japan. Even if these suppliers’ facilities are not located near the epicenter of the March 2011 Sendai earthquake, they may be affected by the consequences of the natural disaster that has affected Japan, which have included rolling blackouts, decreased access to raw materials and limited ability to ship inventory. If these conditions persist, we may experience shortages of key materials required for the assembly of our own products, particularly our sensor solution products, which could limit our ability to manufacture and ship these products. We may also experience delay or cancellation of orders from our OEM customers, particularly in the mobile phone market, if they are unable to obtain adequate supplies of components needed for the manufacture of their products that incorporate our sensors, or if their operations are otherwise disrupted by the natural disaster in Japan. In either event, our net sales and results of operations could be adversely affected.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, Chairman, President and Chief Executive Officer, Dr. Yang Zhao, was and remains central to the development and advancement of the thermal MEMS technology on which our accelerometer products have been designed and developed. In addition, our engineers and other technical personnel are critical to our future technological and product innovations. We have experienced significant turnover among our senior executive personnel since our initial public offering, including our termination in January 2009 of our Vice President of Engineering and the resignations of our Vice President of Marketing and Business Development in December 2008, of our Chief Financial Officer in June 2008 and of our Vice President and General Manager in January 2008. If Dr. Zhao or any of our other executive officers were to resign or otherwise leave our employment, we might  not be able to replace them easily or at all, and our business could  be disrupted and our financial condition and results of operations could  be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Although we maintain a “key person” life insurance policy on Dr. Zhao, we do not maintain such insurance for any of our other employees. We may incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacement for key personnel. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is very limited. We cannot assure you that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products as well as our overall business and growth prospects.

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

We design our accelerometer and non-accelerometer products in-house and rely on a combination of patents, trademarks and employee and third-party nondisclosure agreements to protect our intellectual property. As of December 31, 2010, we owned thirty-two patents and had fourteen pending patent applications in the United States, and owned twenty-one patents and had twenty-four pending patent applications and assignment in China. As of that date, we also had three issued patents and five pending patent applications in Japan, two issued patents and three pending patent applications in Germany, two pending patent applications filed with the European Patent Office and two pending patent applications filed under the Patent Cooperation Treaty (PCT). Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

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

We consider Analog Devices to be a significant competitor. If Analog Devices seeks to terminate, limit the scope of, or increase the fees of, any of our licenses granted or assigned by them, our business, operations, financial condition and results of operation may be materially and adversely affected.

The loss of the services of our independent packaging service providers could disrupt our shipments, harm our customer relationships and reduce our sales.

We outsource a portion of our product packaging process to third-party packaging service providers. As a result, we do not completely control our product delivery schedules, packaging costs or quality assurance and control for products subject to third-party packaging process. Although we have developed the capacity to perform certain product packaging activities in-house, if our third party packaging service providers experience capacity constraints or disruption or financial difficulties, raises its prices, suffers any damage to its facilities, or terminates its relationship with us, and we have insufficient capacity in-house, we may have to seek alternative packaging services which may not be available on commercially reasonable terms, or at all. Moreover, we may be exposed to risks associated with qualifying new service providers. Because it may take us an extended amount of time to qualify third-party packaging service providers, we could experience delays in product shipments if we are required to find alternative service providers for our products on short notice. Any problems that we may encounter with the delivery or quality of our products could damage our reputation and result in a loss of customers.

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

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009.  The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the beginning of 2010, we started phase two to furnish and equip a portion of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2010.

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

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a further write-down of the value of these securities were to become necessary, it would adversely affect our results of operations

As of December 31, 2010, our investments included $5.0 million (net of $400,000 impairment loss) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $5.0 million of auction rate securities we held at December 31, 2010 as long-term investments.

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

Our business is significantly dependent upon the economy and the business environment in China. In particular, we expect to continue to rely significantly on the growing demand in China for devices incorporating our products, which in turn may be dependent on the continuing growth of the Chinese economy. The Chinese economy experienced some inflation recently, and there can be no assurance that the growth of the Chinese economy will be steady or that any slowdown of the Chinese economy will not have a material adverse effect on our business and operating results.

China’s legal system is characterized by uncertainty that could negatively impact our business and results of operations.

We conduct all of our manufacturing operations at our Wuxi subsidiaries, which are subject to PRC laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly-foreign owned companies. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.

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

The PRC government or its local agencies or bureaus provides preferential tax treatment, in the form of reduced tax rates or tax holidays, to certain qualified enterprises. Our wholly-owned subsidiary, MEMSIC Semiconductor, as a PRC high-technology company operating in a designated high-tech development zone, which we refer to as a “PRC high technology company,” benefits from a 15% preferential enterprise income tax rate, compared to a uniform tax rate of 25% that became effective on January 1, 2008, and is exempt from enterprise income tax for two years from 2007, the year in which it first had positive accumulated earnings, and is entitled to a 50% reduction in the enterprise income tax for the succeeding three years. Our indirectly owned subsidiary MTS is currently subject to the uniform tax rate of 25%.

Moreover, under current PRC laws and regulations, no tax is required to be withheld by MEMSIC Semiconductor with respect to any dividend payments made by it to us, as its stockholder, and no PRC tax is payable by us on the dividends received from it provided that such profits are permitted to be paid by it in accordance with PRC laws and regulations. In addition, as a foreign invested enterprise, or FIE, MEMSIC Semiconductor enjoys certain tax deductions for purchasing equipment made in China. Under the relevant regulation, if an FIE purchases Chinese-made equipment, and the price does not exceed the total investment amount of such FIE, for projects that fall within certain specified categories, 40% of the purchase price amount may be credited against the surplus between the amount of enterprise income tax payable in the current year and the amount paid in the previous year. If the credited amount is greater than the surplus, the excess amount can be carried forward for up to five years, subject to certain exceptions. In addition, we have also benefited from rebates of value-added tax for our export products.

The discontinuation of these preferential tax treatments could materially and adversely affect our business, financial condition and results of operations. On March 16, 2007, the National People’s Congress, the PRC legislature, approved and promulgated a new tax law named “Enterprise Income Tax Law,” which took effect beginning January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform income tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower income tax rate under the then effective tax laws or regulations. The income tax rate of such enterprises will gradually transition to the uniform tax rate within the transition period in accordance with implementing rules to be issued by the State Council. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the income tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the new tax law, entities that qualify as PRC high-technology companies will benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. However, there are a number of requirements for a company to qualify as a PRC high-technology company, including those relating to business scope. There can be no assurances that MEMSIC Semiconductor will continue to  qualify as a PRC high-technology company, that it will continue to do so in the future and continue to benefit from such preferential tax rate. Following the effectiveness of the new tax law, our effective income tax rate may increase, unless we are otherwise eligible for preferential treatment.

In addition, according to the Enterprise Income Tax Law and its implementation rules, effective January 1, 2008, any dividends payable to us by MEMSIC Semiconductor is subject to the PRC withholding tax at the rate of 10%.  Although MEMSIC Semiconductor has not paid any dividends to us historically and does not intend to do so in the future, if our Wuxi subsidiary ever does pay any dividends to us in the future, our consolidated results of operations and the amount of dividends we pay to our stockholders may be adversely affected.

The new tax law provides only a framework of the enterprise tax provisions. Even with the promulgation of its implementation rules, the new tax law still leaves many details on the definitions of numerous terms as well as the interpretation and specific application of various provisions unclear and unspecified.

We may be treated as a resident enterprise for PRC tax purposes which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders.

Under the Enterprise Income Tax Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC are treated as resident enterprises for PRC tax purposes. Although the implementation rules of the Enterprise Income Tax Law provides a definition of “de facto management body”, such definition has not been tested and there remains uncertainty as to which situations a non-PRC enterprise’s “de facto management body” is considered to be located in the PRC. Some members of our management team are currently based in the PRC. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, and any dividend payable by us to our non-PRC corporate stockholders will also be subject to a PRC withholding tax at the rate of 10%. If we are required under the new tax law to withhold income tax on dividends we pay to our non-PRC corporate stockholders, the amount of dividends we are able to pay may be materially and adversely affected.

The intercompany transactions between us and our Wuxi subsidiaries may be subject to scrutiny by the United States and the PRC tax authorities, and there may be material and adverse tax consequences if the United States or the PRC tax authorities determine that these transactions were not entered into on an arm’s length basis.

Our Wuxi subsidiaries are PRC companies. Our Wuxi subsidiaries generally purchase manufacturing components from third parties but purchase a small amount of manufacturing components from our U.S. headquarters at cost. To more efficiently manage our manufacturing process, we expect our Wuxi subsidiaries to purchase all manufacturing components from third parties.  We purchase all of the MEMS sensors MEMSIC Semiconductor produces and some of the system solution products that MTS produces.

We could face material and adverse tax consequences if the United States or the PRC tax authorities determine that the transactions between us and our Wuxi subsidiaries were not entered into on an arm’s length basis and they may adjust our income and expenses for United States or PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of deductions recognized by our Wuxi subsidiary, or an increase, for the U.S. tax purposes, of income recognized by us on a consolidated basis, which could increase our overall tax liability and adversely affect our results of operations.

Our Wuxi subsidiaries are subject to restrictions on paying dividends or making other distributions to us.

We may rely on dividends paid by our Wuxi subsidiaries for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China and we intend to reinvest those earnings permanently in our Wuxi subsidiaries. Our Wuxi subsidiaries are required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. As of December 31, 2010, MEMSIC Semiconductor has established a reserve fund of $744,000. If our Wuxi subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their abilities to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiaries, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in a 20.3% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2010.  While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

Our reporting currency is the U.S. dollar and all of our sales and liabilities are denominated in U.S. dollars. Approximately one third of our operating expenses and a majority of our assets are denominated in RMB. Accordingly, as a result of China’s 2005 currency policy, our operating expenses, in U.S. dollar equivalents, increased and our operating margins and net income were adversely affected. In addition, the value of our assets, in U.S. dollar equivalents, increased. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. As a result, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

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

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit us from using the proceeds of our initial public offering to make additional capital contribution or loans to our Wuxi subsidiaries.

Any capital contributions or loans, that we, as an offshore entity, make to our Wuxi subsidiaries, are subject to PRC regulations. For example, any of our loans to our Wuxi subsidiaries cannot exceed the difference between the total amount of investment that our Wuxi subsidiaries are approved to make under relevant PRC laws and the registered capital of our Wuxi subsidiaries, and any such loans must be registered with the local branch of the SAFE as a procedural matter. In addition, our additional capital contributions to our Wuxi subsidiaries must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our Wuxi subsidiaries or to fund their operations may be adversely affected, which could harm our Wuxi subsidiary’s liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

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

As of March 25, 2011, our executive officers, directors and entities affiliated with them beneficially owned approximately 38.7% of our outstanding shares of common stock.  These included Dr. Yang Zhao, our chairman, president and chief executive officer, who beneficially owned 4.0% of our outstanding shares of common stock and Dr. Quan Zhou, who was appointed as a member of our board of directors on March 16, 2011. Dr. Zhou is a Managing Director and General Partner at IDG Capital Partners, whose affiliated funds beneficially own approximately 19.8% of our outstanding shares of common stock.  These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls will also involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results, could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our manufacturing subsidiaries and approximately 52.2% of our assets were located outside of the United States as of December 31, 2010. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

Item 2.   Properties.

Our corporate headquarters are located at One Tech Drive, Suite 325, Andover, Massachusetts 01810. In addition, we also have offices in Chicago, Illinois and San Jose, California. Our Andover headquarters is responsible for sales and marketing, financing, and research and development, our Chicago office is also responsible for research and development and our San Jose office is responsible for sales and marketing, research and development for the system solution products. In addition, we have sales offices in Shanghai and Shenzhen, China; Taipei, Taiwan; and Tokyo, Japan. We lease these premises from unrelated third parties. The lease contract on our corporate headquarters in Andover expires in June 2013.

Our current manufacturing facility and our new facility are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. With the completion of the new research and development and manufacturing buildings, our current manufacturing facility comprises a production area of approximately 16,300 square meters and an office area of approximately 8,700 square meters. The current facility is responsible for manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering. We purchased another piece of land of approximately 66,670 square meters in Wuxi in June of 2010 for $4.0 million, which we plan to use to build a manufacturing facility for our indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited (MTS).

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

Item 4.   (Reserved).

PART II

 Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2009

Quarter ended March 31, 2009	$2.00	$1.60
Quarter ended June 30, 2009	$4.61	$2.11
Quarter ended September 30, 2009	$4.35	$3.59
Quarter ended December 31, 2009	$4.00	$3.13

Year ended December 31, 2010

Quarter ended March 31, 2010	$3.75	$3.16
Quarter ended June 30, 2010	$2.23	$3.50
Quarter ended September 30, 2010	$2.07	$2.41
Quarter ended December 31, 2010	$3.40	$2.32

    On March 24, 2011, the last reported sale price on the Nasdaq Global Market for our common stock was $3.44 per share. On March 24, 2011, there were approximately 20 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through December 31, 2010, we have applied approximately $7.0 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.0 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition.. We invested the balance of $24.2 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III  Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced semiconductor sensor and system solutions based on integrated MEMS technology and mixed signal circuit design. We operate and manage our business in two reporting segments. We develop, design, manufacture and market:

•	semiconductor sensor products, which we refer to as sensor products, based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design; and

•
sensor system solution products, which we refer to as system solution products,  which incorporate sensors with on-board computing, wireless communications and systems and application software solutions.

In making operating decisions, our chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product segment and the system solution product segment separately, but utilizes enterprise wide operating expense and earning results.

Our sensor products combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard CMOS process. This approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into magnetic, touch and flow sensors and related applications. Our sensor products have a wide range of applications such as mobile phones, automotive safety systems and video projectors.

Our system solution products consist of wireless sensors that connect the physical environment with enterprise management and information systems to provide advanced monitoring, automation and control solutions for a range of industries, as well as inertial systems that provide end-users and systems integrators with MEMS-based solutions for measurement of static and dynamic motion in a wide variety of challenging environments, including avionics, remotely operated vehicles, agricultural and construction vehicles, automotive test and wind power turbines.

Our system solution products initially consisted primarily of the product lines we acquired from Crossbow Technology, Inc. in January 2010, including the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business. In connection with the acquisition, 21 Crossbow employees, including engineering, sales and marketing personnel, joined our new operations in San Jose, California. The purchase price for the acquisition was $18 million in cash. The assets, liabilities and results of operations of the acquired business are included in our financial statements from the date of acquisition.

We manufacture our sensor products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold. The system solution products that we acquired from Crossbow Technology were initially manufactured for us by Crossbow under a manufacturing agreement that we entered into in connection with the acquisition. We are in the process of migrating the manufacture of these products to China, with the objective of outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. As a result of our Crossbow acquisition in January 2010, net sales of system solution products have increased substantially as a percentage of our net sales, and accounted for 28.1% of our net sales in 2010. We expect this percentage will continue to increase in 2011.  The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our sensor products have tended to decline due to the following factors, among others:

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

Net Sales by Application

In 2010, net sales from industrial and other applications were the largest component of our total sales, representing 32.7% of total net sales, as a result of the addition of revenue from the Crossbow acquisition. We expect that net sales from industrial and other applications will continue to be a major component of our total sales in 2011.

    Net sales from automotive applications grew significantly in 2010, representing 31.1% of total net sales, primarily due to the increasing volume of our new automotive applications, as a result of increased commercial shipments by our customer Autoliv of its vehicle stability control system incorporating our sensor products.  We expect our sales from automotive applications will continue to grow with our new applications and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to have our sensors designed into new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market was disproportionately affected by the recent global downturn.

Net sales from mobile phone applications represented 19.8% of total net sales in 2010, compared to  41.1% in 2009.  The reduction was due to severe price erosion affecting our accelerometer products and a decline in unit sales due to competition from lower priced mechanical switch and ball sensors. However, we expect net sales from mobile phone applications will recover as we are ramping  up in sales of our magnetic sensor to a major mobile phone manufacturer and have continued our efforts to win major global mobile phone accounts.  We believe that the introduction of our new series of ultra-low-cost accelerometers will help us regain China mobile phone customers.

Net sales from consumer applications accounted for 16.4% of total net sales in 2010. Excluding net sales from industrial and other applications added by our Crossbow acquisition, the percentage of our net sales attributable to consumer applications in 2010 would have been 22.8%, slightly decreased from 2009.  Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$7,671	19.8%	$11,642	41.1%
Consumer	6,338	16.4	7,069	24.9
Automotive	12,020	31.1	7,890	27.8
Industrial/other	12,623	32.7	1,771	6.2
Total	$38,652	100.0%	$28,372	100.0%

Net Sales by Customer Base

Our customers primarily consist of OEMs and ODMs, and distributors who resell to OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. However, the Crossbow acquisition has broadened our customer base and we expect that customer concentration will decline in the near term. Customers that individually represented 10% or more of our net sales, accounted in the aggregate for approximately 26.2% of our net sales in 2010 compared with 75.5% in 2009.  The decrease in concentration of customers is primarily due to the broader customer accounts as a result of the Crossbow acquisition.

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

	For the year ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales

Sensor products	$27,790	71.9%	$28,372	100.0%
System solution products	10,862	28.1	-	-
Total	$38,652	100.0%	$28,372	100.0%

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In the greater China region, our revenue has historically been primarily derived from products for mobile phone applications. We are also seeking to expand the consumer and industrial applications markets in the greater China region, for example, through the introduction of our new MEMS-based gas flow meter. In other Asian countries (excluding China and Japan), we are seeking to grow market shares in the mobile phone and consumer applications. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$13,427	34.7%	$15,671	55.2%
Europe	3,707	9.6	1,727	6.1
Japan	6,009	15.5	3,972	14.0
North America	14,360	37.2	7,002	24.7
Other	1,149	3.0	-	-
Total	$38,652	100.0%	$28,372	100.0%

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

The system solution products that we acquired from Crossbow Technology were initially manufactured for us by Crossbow under a manufacturing agreement that we entered into in connection with the acquisition. We have migrated the manufacture of our wireless sensor network products to China, outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We are continuing to migrate the manufacture of our inertial sensor systems products to China, and expect to complete that transition in the second half of 2011.

Gross Profit and Gross Margin

Our gross margin has continued to decrease from 47.9% in 2008, to 45.6% in 2009 and 39.6%  in 2010  Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications, which are sold to distributor customers, have historically had lower margins than our products for automotive products, which are sold directly to our OEM and ODM customers, and this trend has accelerated recently. In addition, in 2010, we reduced our prices for accelerometers used in mobile phone applications, which allowed us to deplete inventories of our existing mobile phone application product and launch our newly introduced ultra low cost orientation sensor product, which contributed to the decrease in the sensor product gross margin in 2010. Notwithstanding the relatively low margins in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved ultra low cost products and new magnetic sensor products, in the goal of capitalizing on  the significant potential for revenue growth in that market.

The gross margin from systems solution products, representing the product lines that we acquired from Crossbow Technology in the first quarter of 2010, largely reflects the negotiated prices under the manufacturing agreement we entered into in connection with the acquisition.  As a result of our migration of manufacturing of these products to China, our gross margins from system solution products increased from 45.3% in the first quarter of 2010 to 50.0% in the fourth quarter of 2010. We expect the gross margins for our system solution products to continue to increase as we complete the transition to in-house manufacturing.

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

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. In 2010, research and development expenses increased significantly due to the addition of acquired Crossbow engineers in the first quarter of 2010. We expect our research and development expenses to continue to increase for the foreseeable future as we continue to diversify into non-accelerometer/sensor products and system solution products.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives commissions; office rental; market promotion and others expenses and stock-based compensation. Sales and marketing expenses increased in 2010 as a result of the addition of sales and marketing employees acquired from Crossbow.  We expect the sales and marketing expense to increase in the long term as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; others, such as utilities, insurance and provision for accounts receivable; and stock-based compensation. Our general and administrative expenses increased in 2010 due to the additional office in San Jose, California, increased legal and professional fees and increased amortization expense as a result of the Crossbow acquisition. We expect that our general and administrative expenses will continue to increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations. However, we expect that such expenses will decrease as a percentage of net sales.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34.0% and 8.75%, respectively. At December 31, 2010, the Company had gross U.S. net operating loss carryforwards of $6.3 million, which expire in various amounts beginning in 2028. Included within this amount is approximately $260,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes.

Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Foreign Enterprise Income Tax Law, and the related implementing rules, FIEs, incorporated in the PRC are generally subject to an enterprise income tax rate of 33%.

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

In addition, as an FIE, our Wuxi subsidiary MEMSIC Semiconductor enjoys certain tax deductions for purchasing equipment made in China. Under the relevant regulation, if an FIE purchases Chinese-made equipment, and the price does not exceed the total investment amount of the FIE, for projects that fall within certain specified categories, 40% of the purchase price amount may be credited against the surplus between the amount of enterprise income tax payable in the current year and the amount paid in the previous year. If the credited amount is greater than the surplus, the excess amount can be carried forward for up to five years, subject to certain exceptions.

If MEMSIC Semiconductor ceases to qualify for its current preferential enterprise income tax rates, we will consider options that may be available at the time that would enable it to qualify for other preferential tax treatment. To the extent we are unable to offset the expiration of, or the inability to obtain, preferential tax treatment with new tax exemptions, tax incentives or other tax benefits, our effective tax rate will increase. The amount of income tax payable by our Wuxi subsidiary in the future will depend on various factors, including, among other things, the results of operations and taxable income of our Wuxi subsidiary (which is in turn partially dependent on our internal transfer pricing policies) and the applicable statutory tax rate.

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

MEMSIC Semiconductor has been qualified as a “high-technology company especially supported by the PRC government.”  Therefore, a preferential enterprise income tax rate of 15% under the new tax law may apply to our Wuxi subsidiary.  However, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. That is to say, our Wuxi subsidiary may either choose to enjoy the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. We believe the adoption of the transition-period preferential tax policy will be more beneficial to our Wuxi subsidiary. Therefore, from 2009 to 2011, the effective income tax rate for our Wuxi subsidiary is 12.5%.

As a result of the new tax law, following the year 2011, upon expiration of our 50% reduction from the then applicable income tax rate, our effective tax rate may increase, unless we are otherwise eligible for preferential treatment.

Our indirect Wuxi subsidiary MTS is registered as a China domestic company and has not been qualified as a high-technology company, therefore is currently subject to the uniform tax rate of 25%.

At December 31, 2010, the net operating loss carryforward from our Wuxi subsidiaries was $2.0 million, which will expire in 2015.

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

Investments

We account for our investments under ASC Topic 320, Investments – Debt and Equity Securities. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under ASC Topic 320-10, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with ASC Topic 320-10, which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is reflected in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in other comprehensive income. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2010, our investments included $5.0 million of auction rate securities. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. We have classified our auction rate securities as long-term investments since December 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

 We estimated the fair value of these securities at December 31, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as a third party specialist’s valuation. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, we intend to hold these auction rate securities for the foreseeable future.

Our valuation analysis at December 31, 2010 resulted in an increase of $153,000 in temporary unrealized impairment loss.  The total unrealized impairment loss at December 31, 2010 was $400,000. We continue to monitor the market for auction rate securities and to assess its impact on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

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

Allowance for Doubtful Accounts

Our standard policy on payment terms is net 30 days from delivery. In 2010 and 2009, our average days sales outstanding was 30 days and 29 days, respectively. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and reviews such limits prior to product shipment. We believe that such customers are of high credit quality and that we are not subject to unusual risk with respect to such customers.

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

We as indicated below had customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. We establish credit limits for each of our customers and review such limits prior to product shipment. We believe that our customers indicated below are of high credit quality and that we are not subject to unusual risk with respect to such customers, and generally do not require collateral. The following schedule summarizes the percent of total sales to each customer that accounted for 10% or more of our total sales in either of 2009 or 2010.

	For the year ended December 31,
Customer	2010	2009

Customer A	9.2%	11.3%
Customer E	26.2	23.6
Customer F	1.8	12.4
Customer G	-	13.2
Customer H	5.1	15.0
% of total sales	42.3%	75.5%

For 2010, one OEM customer accounted for 10% or more of our net sales.  For 2009, five customers accounted for 10% or more of our net sales, consisting of four distributors with a total of 51.9% and an OEM as to 23.6%.  The decrease in concentration of sales is primarily due to the increase in our total sales as a result of our Crossbow acquisition in 2010.

The following schedule summarizes the percent of total accounts receivable balances for certain customers for the periods indicated.

	Year ended December 31,
Customer	2010	2009

Customer A	9.4%	20.8%
Customer E	43.2	49.1
Customer H	5.3	18.3
% of total accounts receivable	57.9%	88.2%

Inventories

Inventories are stated at the lower of cost (weighted average first in-first out) or market. We evaluate our inventory for potential excess and obsolete inventories based on forecasted demands and record a provision for such amounts as necessary. We recorded a provision of $49,000 and $433,000 in 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. We reported goodwill of $4,919,513 at December 31, 2010. The full amount of the goodwill is expected to be deductible for tax purposes. All goodwill acquired in the Crossbow acquisition has been allocated to our system solutions product segment. The factors that account for the goodwill include the following synergies:

•
Combined enhanced technical capability – our low cost sensing technology combined with Crossbow’s system integration expertise enables us to develop low-cost, high performance integrated sensing system products.

•
Synergistic expanded customer base in stable markets – the acquisition gives us access to industrial and aerospace markets that generally offer higher margins and more stability than its current mobile and consumer markets.

•	Increased growth opportunity for the acquired business lines in the China market by utilizing our China sales channels and resources.

•	The opportunity to leverage our low cost manufacturing capacity in China to reduce the manufacturing cost of the acquired system products and improve gross margin.

We performed an annual impairment test for goodwill at December 31, 2010 and concluded that no impairment exists as of December 31, 2010.

We valued the system solutions product segment using the income approach and the market approach. Under the income approach, we have considered the discounted cash flow (DCF) method. Under the market approach, we have considered the guideline public company (GPC) and guideline transaction (GT) method. The income approach provides a method for incorporating our long term forecast into the determination of value. Judgment is required when performing adjustments to the forecast, selecting an appropriate discount rate and determining a terminal value. The forecast of cash flows was converted to present value using a discount rate of 22.8%. We performed sensitivity analyses by testing discount rates of 23.8%, 24.8% and 25.8%. In the discounted cash flow analysis, terminal value was calculated by assuming a period of slowing growth followed by long-term growth into perpetuity at an annual rate of 3%. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2010 revenues and 2011 projected revenues. We compared our system solution product segment to the guideline public companies in terms of size, profit margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 20% was applied to the value indicated by the guideline public company method. Under the guideline transaction method, we valued our system solutions product segment by applying an average multiple of revenues from six comparable transactions. We have applied equal weighting to the income and market approaches. Under the market approach, we applied equal weighting to the GPC method and the GT method. We tested the reasonableness of the fair value conclusion by calculating value using three different methods (the DCF method, the GPC method and the GT method), comparing the fair value conclusion to the acquisition price and comparing the fair value of our system solutions product segment to the market capitalization of the parent company.

We plan to perform an impairment test for goodwill on an annual basis at the end of each fiscal year. In addition to the annual goodwill impairment test, an interim test for goodwill impairment will be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that would trigger an impairment assessment, and potentially an impairment charge, include, but are not limited to, a significant adverse change in legal factors, the Company's inability to substantially meet its forecasted results over time, or business climate that could affect the value of an asset.

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

Description of 2000 Omnibus Stock Plan

On March 29, 2000, our stockholders and board of directors approved the 2000 Omnibus Stock Plan, as amended, or 2000 Stock Plan, under which 2,969,000 shares of our common stock was reserved for issuance to directors, officers, employees, and consultants. Options granted under the 2000 Stock Plan may be incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Stock Plan provides that the exercise price of incentive stock options must be at least equal to the market value of our common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of our common stock, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years. The 2000 plan has expired and no further awards may be granted under this plan.

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

On December 9, 2009, our board of directors approved the 2009 Nonqualified Inducement Stock Option Plan (the “2009 Plan”) with an effective date on January 15, 2010, the closing date of the Crossbow acquisition. Under the 2009 Plan, up to 1,250,000 shares of our common stock may become available for issuance. Except as otherwise determined by the our Compensation Committee, the form of option to be employed under the 2009 Plan shall be substantially identical to the form of nonqualified option customarily used under the 2007 Stock Incentive Plan.

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

    We have been in a three-year cumulative loss position since 2008 in the United States and as a result we recorded a full valuation allowance against our U.S. deferred tax assets, due to the uncertainty with respect to future taxable income in the United States.  In the event we generate future taxable income our income tax expense in future periods could be reduced to the extent those deferred tax assets are deemed recoverable.

The deferred tax asset balance at December 31, 2010 was $208,000, including $160,000 related to PRC taxes applicable to our China subsidiary, $25,000 related to Japan taxes applicable to Crossbow Japan and $23,000 related to U.S. tax applicable to unremitted minority earnings.

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

We have performed an analysis of our uncertain tax positions in connection with the application of ASC Topic 740 as of the year ended December 31, 2010 and concluded we have no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, we have recorded no tax reserve related to uncertain positions in our financial statements

Advance Research Funding

Advance research funding represents grants awarded by the Chinese government to fund specific research and development projects that we undertake. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in our statements of operations as we perform the project and comply with the conditions or performance obligations attached to the related government grants. Significant judgment may be involved in assessing our completion of the project or compliance with relevant performance obligations.

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

	For the Year Ended December 31,
	2010		2009
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$38,652	100.0%	$28,372	100.0%
Cost of goods sold	23,327	60.4	15,436	54.4
Gross profit	15,325	39.6	12,936	45.6

Operating expenses:
Research and development	8,698	22.5	5,230	18.4
Sales and marketing	5,092	13.2	2,328	8.2
General and administrative	8,547	22.1	6,148	21.7
Amortization	1,549	4.0	147	0.5
Total operating expenses	23,886	61.8	13,853	48.8

Operating loss	(8,561)	(22.2)	(917)	(3.2)

Other income:
Interest and dividend income	442	1.1	819	2.9
Foreign exchange gain (loss)	682	1.8	(11)	(0.0)
Other, net	133	0.3	226	0.8
Total other income	1,257	3.2	1,034	3.6

Earnings (loss) before income taxes	(7,304)	(18.9)	117	0.4
Provision for (benefit from) income taxes	(6)	(0.0)	93	0.3
Net income	(7,298)	(18.9)	24	0.1

Less: net income attributable to noncontrolling interest	64	0.5	-	-
Net income (loss) attributable to MEMSIC, Inc.	$(7,362)	(19.5)%	$24	0.1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

 Net Sales. Our net sales increased by 36.2% to $38.7 million in 2010 from $28.4 million in 2009. This increase was primarily due to incremental sales from our Crossbow acquisition and an increase in sales from automotive applications, partially offset by a decrease in sales from mobile phone and consumer applications.
•	Sales in our systems solutions segment contributed $10.9 million in incremental sales in 2010.
•
Sales in mobile phone applications decreased 34.1% to $7.7 million in 2010 from $11.6 million in 2009, due to significant price erosion in the market and a decline in unit sales due to competition from lower priced sensors. Specifically, the China mobile phone market has been under increasing price pressure primarily due to competition from vendors of mechanical switch and ball sensor products.

•
Sales in automotive applications increased 52.3% to $12.0 million in 2010 from $7.9 million in 2009.  The increase reflects the continued growth of sensor products in the vehicle stability control market.

•
Sales in consumer applications decreased 10.3% to $6.3 million in 2010, compared to $7.1 million in net sales in 2009. The decrease was largely attributable to the price decline of accelerometer products in the consumer market and the volatility of this market.

Cost of goods sold.   Our cost of goods sold increased by 51.1% to $23.3 million in 2010 from $15.4 million in 2009. This increase was primarily due to the incremental sales from Crossbow acquisition as well as the increase in the volume of units of our sensor products sold.

Gross profit and gross margin.  Our gross profit increased by 18.5% to $15.3 million in 2010 from $12.9 million in 2009. Our gross margin decreased to 39.6% in 2010 from 45.6% in 2009 primarily due to the continuing decline in the average selling prices of our products in 2010, particularly on products for mobile phone applications, which more than offset the generally higher gross margins on our new system solution products.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands):

	For the year ended December 31,
	2010		2009
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$10,108	36.4%	$12,936	45.6%
System solution products	5,217	48.0	-	-
Total	$15,325	39.6%	$12,936	45.6%

Our gross profit and gross margin from our sensor products was $10.1 million and 36.4% for 2010, compared to $12.9 million and 45.6% in 2009. The decrease was primarily due to the price reduction of our sensor products for the mobile phone applications in China market. The gross profit and gross margin from our system solution products was $5.2 million and 48.0% and had a positive impact on the overall gross margin for 2010.  Our gross margin from our system solution products was 50.0% in the fourth quarter of 2010 and we expect our gross margin on system solution products will continue to improve in 2011 as we complete the transition of manufacturing of these products to China.

Research and development.   Our research and development expenses increased by 66.3%, to $8.7 million in 2010 from $5.2 million in 2009. This increase was primarily due to the addition of an engineering team and related expense as a result of the Crossbow acquisition as well as an increase in the research and material costs related to developing new products and system solutions. Research and development expenses, as a percentage of total net sales, increased to 22.5% for the year ended December 31, 2010 from 18.4% for the year ended December 31, 2009. We will continue to invest in research and development projects to develop new products and system solutions, and as a result, we expect our research and development expense will continue to increase in 2011.

Sales and marketing.   Our sales and marketing expenses increased by 118.7% to $5.1 million in 2010 from $2.3 million in 2009. The increase was primarily due to the addition of a sales and marketing team in California as a result of the Crossbow acquisition and an increase in headcount of the sales and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, increased to 13.2% for the year ended December 31, 2010 from 8.2% for the year ended December 31, 2009.

General and administrative.  Our general and administrative expenses increased by 39.0% to $8.5 million in 2010 from $6.1 million in 2009. This increase was primarily due to the addition of a California office, related office expense and insurance expense which more than offset lower professional fees associated with the Crossbow acquisition in 2010 compared to 2009. General and administrative expenses, as a percentage of total net sales, increased to 22.1% for the year ended December 31, 2010 from 21.7% for the year ended December 31, 2009.

Amortization. Amortization expense increased to $1.5 million in 2010 from $0.1 million in 2009. The increase was primarily attributable to the amortization of intangible assets related to the Crossbow acquisition.

Other income.  Our other income was $1.3 million in 2010 compared to $1.0 million in 2009. This increase was primarily due to foreign exchange gain partially offset by lower interest income as a result of lower interest rates.

Provision for income taxes.  Our income tax benefit was $6,000 in 2010 compared to an income tax provision of $93,000 in 2009. Our income tax benefit in 2010 reflected principally a provision of $62,000 related to net income in our joint venture Crossbow Japan and a provision of $57,000 related to certain deferred tax liabilities, which were more than offset by an income tax benefit of $122,000 related to a research and development tax credit received by our Wuxi subsidiary. Our income tax provision for 2009 principally reflected income tax expense incurred by our Wuxi subsidiary. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011.

Liquidity and Capital Resources

As of December 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $55.7 million. In addition, our investments included $5.0 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet.  The principal represented by these investments will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.  Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million remains for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of December 31, 2010, $17,930,000 has been withdrawn and is outstanding.  In June 2010, we purchased a parcel of land in Wuxi for $4.0 million, to be used for the construction of a new manufacturing facility for MTS.

We believe that our current cash and recent proceeds of our project loan from the Agricultural Bank of China will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs to maintaining adequate manufacturing capacity, the continuing market acceptance of our products, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009

Net cash provided by (used in) operating activities	$(2,833,475)	$3,954,564
Net cash used in investing activities	(25,981,526)	(1,461,850)
Net cash provided by (used in) financing activities	17,900,266	110,606
Effect of exchange rate changes on cash and cash equivalents	(361,796)	1,809
Net increase (decrease) in cash and cash equivalents	$(11,276,531)	$2,605,129

Operating Activities

Net cash used by operating activities for 2010 was $2.8 million, which was derived from a net loss of $7.3 million adjusted to reflect a net increase relating to non-cash items and the net change in operating assets and liabilities.  The adjustments relating to non-cash items, $5.4 million, were primarily attributable to depreciation and amortization of $3.9 million, stock based compensation of $1.5 million and deferred income tax of $29,000.  The adjustments related to changes in balances of operating assets and liabilities, a net decrease in cash of $1.0 million, consisted of  an increase in inventory of $3.1 million, an increase in accounts receivable of $0.8 million, and an increase in other assets of $1.5 million offset by an increase in accounts payable and accrued expenses of $4.4 million.

Net cash provided by operating activities for 2009 was $4.0 million, which was derived from a net income of $24,000 adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net of $3.4 million, were primarily due to depreciation and amortization expense of $2.0 million, stock based compensation expense of $1.4 million, and deferred income tax of ($37,000). The adjustments relating to changes in balances of operating assets and liabilities, a net of $0.5 million, primarily consisted of $1.3 million decrease in inventory balance, as a result of sales increase and inventory management, and $88,000 increase in accounts payable and accrued expenses, offset by $0.8 million increase in account receivables and $71,000 increase in other assets.

Investing Activities

Net cash used in investing activities for 2010 was $26.0 million, primarily consisting of the payment of $17.6 million, net of acquired cash of $0.4 million, for the Crossbow acquisition and $8.5 million for the purchase of property and equipment for expanding our manufacturing capacity for future growth, offset by proceeds from sale of investments of $0.2 million.

Net cash used in investing activities for 2009 was $1.5 million, primarily due to $3.1 million investment in the construction of our new facilities and expansion of our existing manufacturing equipment capacity, offset by $1.7 million proceeds from the sale of investments.

Financing Activities

Net cash provided by financing activities for 2010 was $17.9 million, primarily reflecting proceeds from the project loan from the Agricultural Bank of China of $17.9 million and proceeds of $22,000 from exercise of options to purchase common stock, offset by a cash dividend of $52,000 paid to the minority owner of the joint venture in Japan.

Net cash provided by financing activities for 2009 was $0.1 million, primarily due to proceeds from exercise of options to purchase common stock.

Capital Expenditures

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute, and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009. The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the beginning of 2010, we started phase two to furnish and equip a portion of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2010. As of December 31, 2010, we had spent approximately $0.3 million for this phase.

Our capital expenditures amounted to $8.5 million and $3.1 million in 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities.  Other than operating leases for office leases we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial position or statement of operations.

In December 2007, the FASB issued ASC Topic 805, Business Combinations. The purpose of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement is effective for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the provisions of this statement did not have any impact on our financial position and results of operations. We followed this provision for our accounting for the Crossbow acquisition.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of MEMSIC, Inc.

We have audited the accompanying consolidated balance sheets of MEMSIC, Inc. as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEMSIC, Inc. at December 31, 2010 and December 31, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 25, 2011

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$55,694,205	$66,970,736
Restricted cash	2,928,933	863,439
Accounts receivable, net of allowance for doubtful accounts of $6,441	3,664,444	2,670,144
Inventories	8,923,127	4,988,611
Other assets	2,537,445	1,004,458
Total current assets	73,748,154	76,497,388

Property and equipment, net	22,015,502	14,591,828
Long-term investments	5,020,000	5,353,000
Goodwill	4,919,513	-
Intangible assets, net	11,894,328	988,270
Other assets	67,599	81,455
Total assets	$117,665,096	$97,511,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,563,420	$1,115,694
Accrued expenses	2,969,839	1,603,977
Advance research funding	2,928,933	863,439
Total current liabilities	10,462,192	3,583,110

Note payable to bank	17,930,000	-
Deferred rent	90,036	58,541
Total other liabilities	18,020,036	58,541

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,810,613 and 23,793,113
shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	238	238

Additional paid-in capital	99,615,378	98,112,408
Accumulated other comprehensive income	3,029,372	2,218,496
Accumulated deficit	(13,823,565)	(6,460,852)
MEMSIC, Inc. stockholders' equity	88,821,423	93,870,290

Noncontrolling interest related to joint venture in Japan	361,445	-
Total stockholders' equity	89,182,868	93,870,290

Total liabilities and stockholders’ equity	$117,665,096	$97,511,941

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Net sales	$38,651,577	$28,372,015
Cost of goods sold	23,326,823	15,436,281
Gross profit	15,324,754	12,935,734

Operating expenses:
Research and development	8,697,981	5,229,986
Sales and marketing	5,092,353	2,328,025
General and administrative	8,546,722	6,147,683
Amortization expense	1,549,377	147,334
Total operating expenses	23,886,433	13,853,028

Operating loss	(8,561,679)	(917,294)

Other income:
Interest and dividend income	442,167	819,091
Foreign exchange gain (loss)	682,290	(11,346)
Other, net	132,992	226,077
Total other income	1,257,449	1,033,822

Earnings (loss) before income taxes	(7,304,230)	116,528
Provision for (benefit from) income taxes	(5,628)	92,633
Net income (loss)	(7,298,602)	23,895

Less: net income attributable to noncontrolling interest	64,111	-
Net income (loss) attributable to MEMSIC, Inc.	$(7,362,713)	$23,895

Net income (loss) per common share to MEMSIC, Inc.:
Basic	$(0.31)	$0.00
Diluted	$(0.31)	$0.00

Weighted average shares outstanding used in calculating
net income (loss) per common share:
Basic	23,803,414	23,740,592
Diluted	23,803,414	24,007,456

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance December 31, 2008	23,694,425	$237	$96,538,040	$2,227,901	$(6,484,747)	$92,281,431		$92,281,431

Net income					23,895	23,895		23,895
Foreign currency translation adjustment				(9,405)		(9,405)		(9,405)
Comprehensive income						14,490		14,490

Exercise of options to purchase common stock	98,688	1	110,605			110,606		110,606
Stock compensation expense			1,413,763			1,413,763		1,413,763
Adjustment of issuing cost for initial public offering			50,000			50,000		50,000

Balance December 31, 2009	23,793,113	238	98,112,408	2,218,496	(6,460,852)	93,870,290	-	93,870,290

Net loss					(7,362,713)	(7,362,713)	64,111	(7,298,602)
Foreign currency translation adjustment				963,876		963,876		963,876
Unrealized loss on auction rate securities				(153,000)		(153,000)		(153,000)
Comprehensive loss						(6,551,837)	64,111	(6,487,726)

Exercise of options to purchase common stock	17,500	0	22,410			22,410		22,410
Stock compensation expense			1,480,560			1,480,560		1,480,560
Acquisition of Crossbow Japan minority interest						-	349,478	349,478
Dividend paid to non-controlling interest							(52,144)	(52,144)

Balance December 31, 2010	23,810,613	$238	$99,615,378	$3,029,372	$(13,823,565)	$88,821,423	$361,445	$89,182,868

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(7,298,602)	$23,895
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	2,313,039	1,899,291
Amortization	1,549,377	147,334
Stock compensation expense	1,480,560	1,413,763
Deferred rent	31,494	(8,893)
Deferred income taxes	28,504	(36,699)
Changes in operating assets and liabilities, net of the effects of business acquisition:
Restricted cash	(1,981,344)	(863,439)
Accounts receivable	(775,455)	(785,950)
Inventories	(3,125,258)	1,275,072
Other assets	(1,451,845)	(70,565)
Advance research funding	1,981,344	88,423
Accounts payable and accrued expenses	4,414,711	872,332
Net cash provided by (used in) operating activities	(2,833,475)	3,954,564

Cash flows from investing activities:
Proceeds from sale of long-term investments	180,000	1,682,988
Purchase of property and equipment	(8,513,773)	(3,144,838)
Acquisition payment net of acquired cash of $352,247	(17,647,753)	-
Net cash used in investing activities	(25,981,526)	(1,461,850)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(52,144)	-
Proceeds from exercise of options to purchase common stock	22,410	110,606
Proceeds from note payable to bank	17,930,000	-
Net cash provided by financing activities	17,900,266	110,606

Effect of exchange rate changes on cash and cash equivalents	(361,796)	1,809

Net increase (decrease) in cash and cash equivalents	(11,276,531)	2,605,129
Cash and cash equivalents —beginning of period	66,970,736	64,365,607
Cash and cash equivalents —end of period	$55,694,205	$66,970,736

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$800	$276,729

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

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and MEMSIC Semiconductor’s wholly owned subsidiary MEMSIC Transducer Systems Company Limited (MTS), which are located in the People’s Republic of China (PRC).

2. ACQUISITION

On January 15, 2010, the Company completed the acquisition of assets related to Crossbow Technology, Inc.’s commercial (non-military) Inertial Systems business and Wireless Sensor Network “Mote” and eKo business (collectively, the “Business”), including intellectual property rights, property and equipment relating to the Business and 153 shares of Crossbow Japan Limited (Crossbow Japan), representing a 51% ownership of the entity.  The purchase price for the Business consisted of a payment of $18 million in cash at the closing.

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

The Company incurred approximately $379,000 acquisition-related costs that were recognized in general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2009 and 2010, in the amounts of $296,364 and $82,809, respectively. There were no other costs incurred in connection with the acquisition.

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

Pro Forma Revenue and Net Loss

The Company’s pro forma revenue, net loss and net loss per diluted share for the year ended December 31, 2010 would have been $39.1 million, $7.5 million and $0.31 had the Company closed the acquisition on January 1, 2010. The pro forma revenue, net loss and net loss per diluted share for the year ended December 31, 2009 would have been $40.5 million, $1.1 million and $0.05 had the Company closed the acquisition on January 1, 2009.

The result of the Crossbow acquisition for 2010 is shown as the system solutions segment.  Results are reported through gross margin as management expense are not allocated to the segments.

3. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MEMSIC, Inc., MEMSIC Semiconductor, MTS and the Company’s majority owned and controlled joint venture, Crossbow Japan.  The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company), in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for specific research and development projects the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations, or to the carrying value of equipment purchased for the projects as the Company performs the project and has complied with the conditions or performance obligations attached to the related government grants.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At December 31, 2010 and 2009, the underlying currency for approximately 51.1% and 39.5% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At December 31, 2010, the underlying currency for approximately 1.1% of consolidated assets was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor and Crossbow Japan are translated into United States dollars in accordance with ASC Topic 830, Foreign Currency Matters. The functional currencies of MEMSIC Semiconductor, MTS and Crossbow Japan are translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

The Company, as indicated below, has customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. The Company establishes credit limits for each of its customers and reviews such limits prior to product shipment. The Company believes that the customers indicated below are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral. The following schedule summarizes the percent of total sales to each customer that accounted for 10% or more of our total sales in either 2009 or 2010.

	For the year ended December 31,
Customer	2010	2009

Customer A	9.2%	11.3%
Customer E	26.2	23.6
Customer F	1.8	12.4
Customer G	-	13.2
Customer H	5.1	15.0
% of total sales	42.3%	75.5%

For 2010, one customer, an OEM, accounted for more than 10% of the Company’s net sales.  For 2009, five customers accounted for 10% or more of the Company’s net sales, consisting of four distributors with a total of 51.9% and an OEM as to 23.6%.  The decrease in concentration of sales is primarily due to the increase in the Company’s total sales as a result of its acquisition of the system solutions segment.

The following schedule summarizes the percent of total accounts receivable balances for certain customers for the periods indicated.

	Year ended December 31,
Customer	2010	2009

Customer A	9.4%	20.8%
Customer E	43.2	49.1
Customer H	5.3	18.3
% of total accounts receivable	57.9%	88.2%

Concentration of Supplier

The Company relies on one affiliated supplier for all wafer purchases required in the manufacturing process, other than those used in the Company’s magnetic sensor products. Investment funds controlled by this supplier beneficially own approximately 9.9% of the Company’s common stock, and one of the Company’s directors is the managing partner and chief financial officer of these funds. Purchases from this affiliated supplier represent approximately 40% and 50% of all material costs for the year ended December 31, 2010 and 2009 respectively, presented in the accompanying consolidated financial statements. At December 31, 2010, the Company had $520,000 of non-cancellable open purchase order agreements with this affiliated supplier, and the Company’s accounts payable at December 31, 2010 include $33,000 due to this supplier.

Reclassification

Certain amounts in the accompanying 2009 financial statements have been reclassified to permit comparison with the accompanying 2010 financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses approximate their fair values due to the short term nature of the instruments at December 31, 2010 and 2009.

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

Intangible Assets

Intangible assets relate to issued and applied for patents on the Company’s core technology, gas meter processing know-how purchased in May 2008 and intellectual property related to the Company’s January 2010 acquisition of assets from Crossbow Technology, Inc. (See Note 2)

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demand and records a provision for such amounts as necessary. The Company recorded a provision of approximately $49,000 and $433,000 in 2010 and 2009, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

Property and Equipment

Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing straight-line method over the estimated two to ten-year life for equipment and furniture and fixtures, estimated twenty year life for the building in China, and the estimated forty-seven year life for land in China. Chinese statutory regulations stipulate that the ownership of land reverts back to the PRC after forty-seven years. The Company estimates a residual value of 10% of the assets’ original cost in calculating depreciation for assets in China. Leasehold improvements are depreciated over the shorter of the useful life or term of the lease. Costs for repairs and maintenance that do not increase the useful life of the asset are expensed as incurred.

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

5. LONG-TERM INVESTMENTS

Investments held by the Company at December 31, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At December 31, 2010, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.4 million with a maturity date in 2017.  The carrying value of these investments at December 31, 2010 was $5.0 million net of $0.4 million temporary unrealized impairment loss. The Company has classified these investments as long-term assets due to liquidity issues that have recently been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

B.
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings methods

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of				Valuation
	December 31, 2010	Level 1	Level 2	Level 3	Technique

Auction rate securities	$5,020	$-	$-	$5,020	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2010	$5,353
Redemptions	(180)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	(153)
Balance at December 31, 2010	$5,020

 The Company initially accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the ongoing failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at December 31, 2010 and 2009.  The Company estimated the fair value of these securities at December 31, 2010 and 2009 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future.

The Company’s valuation analysis for the year ended December 31, 2010 resulted in an increase of $153,000 to the  unrealized impairment loss recorded at December 31, 2008. The total unrealized impairment loss at December 31, 2010 was $400,000. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

6.  INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$3,583,679	$2,529,594
Work in process	3,276,095	1,715,212
Finished units	2,063,353	743,805
Total	$8,923,127	$4,988,611

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2010	2009

Land	$4,321,026	$399,275
Building and improvements	7,881,596	5,876,123
Machinery and equipment	15,029,596	11,477,672
Computer hardware and software	1,040,898	737,433
Construction-in-progress	3,451,689	3,209,962
Total property and equipment, at cost	31,724,805	21,700,465
Less accumulated depreciation and amortization	9,709,303	7,108,637
Property and equipment, net	$22,015,502	$14,591,828

In 2010, the Company started phase two of its construction of two new buildings adjacent to its current facility in Wuxi, China. Phase two includes the furnishing and equipment of the manufacturing facility. By the end of 2010, the Company completed furnishing and equipment of a portion of the new manufacturing facility to meet its production requirements for both accelerometer products and non-accelerometer sensor products in 2010.

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4 million to build the MTS manufacturing facility.

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. The Company reported goodwill of $4,919,513, including $101,036 foreign exchange effect, at December 31, 2010. The full amount of the goodwill is expected to be deductible for tax purposes. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. (See Note 17). The factors that accounted for the goodwill include the following:

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

The Company performed an annual impairment test for goodwill at December 31, 2010 and concluded that no impairment exists as of December 31, 2010. Management valued the system solutions product segment using the income approach and the market approach. Under the income approach, management has considered the discounted cash flow (DCF) method. Under the market approach, management has considered the guideline public company (GPC) and guideline transaction (GT) method. The income approach provides a method for incorporating management’s long term forecast into the determination of value. Judgment is required when developing forecasts, selecting an appropriate discount rate and determining a terminal value. The forecast of cash flows was converted to present value using a discount rate of 22.8%. Management performed sensitivity analyses by testing discount rates of 23.8%, 24.8% and 25.8%. In the discounted cash flow analysis, terminal value was calculated by assuming a period of slowing growth followed by long-term growth into perpetuity at an annual rate of 3%. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2010 revenues and 2011 projected revenues. Management compared the Company’s system solutions product segment to the guideline public companies in terms of size, gross margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 20% was applied to the value indicated by the guideline public company method. Under the guideline transaction method, management valued the Company’s system solutions product segment by applying an average multiple of revenues from six transactions. Management has applied equal weighting to the income and market approaches. Under the market approach, management applied equal weighting to the GPC method and the GT method. Management tested the reasonableness of the fair value conclusion by calculating value using three different methods (the DCF method, the GPC method and the GT method), comparing the fair value conclusion to the acquisition price.

The Company plans to perform an annual impairment test for goodwill at the end of each fiscal year. In addition to the annual goodwill impairment test, an interim test for goodwill impairment will be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that would trigger an impairment assessment, and potentially an impairment charge, include, but are not limited to, a significant adverse change in legal factors, the Company's inability to substantially meet its forecasted results over time, or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. in January 2010.

Intangible assets consisted of the following at December 31, 2010:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
December 31, 2010
Patents	$1,015,736	$(207,125)	$808,611	15
Know-how	532,536	(274,991)	257,545	5
Trademarks	396,730	(190,100)	206,630	2
Customer relationships	4,619,236	(484,868)	4,134,368	8-10
Developed technology	7,195,004	(707,830)	6,487,174	8-10
	$13,759,242	$(1,864,914)	$11,894,328

December 31, 2009
Patents	$789,032	$(147,051)	$641,981	15
Know-how	509,200	(162,911)	346,289	5
	$1,298,232	$(309,962)	$988,270

Amortization expense expected over the next five years (2011 and beyond) is approximately $1.4 million per year. Amortization expense amounted to $1.5 million and $0.1 million, respectively, for the year ended December 31, 2010 and 2009.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight-line amortization method best approximates the economic pattern of usefulness of those assets.

The Company has considered whether there were any impairment indicators related to the intangible assets with definite lives acquired in connection with the Crossbow Technology acquisition at December 31, 2010 and concluded there were no such indicators of impairment. The Company will test for recoverability of its intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to:

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

•	A current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2,010	2,009
Accrued compensation	$1,891,400	$809,122
Professional fees	403,570	440,175
Other	674,869	354,680
Total accrued expenses	$2,969,839	$1,603,977

10.  NOTE PAYABLE TO BANK

On June 30, 2010, MTS, a newly established wholly owned subsidiary of MEMSIC Semiconductor, entered into a five-year project loan agreement with Agricultural Bank of China. The total loan available is $20 million, of which $15 million was designated by the Company for the purchase of substantially all the assets acquired from Crossbow Technology, Inc., $3 million for working capital purposes and $2 million for the purchase of equipment to be used in the manufacture of the Company’s system solution products.

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned or to be purchased by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There’s no other financial covenant required for this loan. As of December 31, 2010, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the year ended December 31, 2010 was $0.4 million.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

11. COMMON STOCK

The Company reserved 4,525,968 and 2,993,467 shares at December 31, 2010 and 2009 for options to purchase common stock.

12. STOCK INCENTIVE PLAN

Description of Plan

On March 29, 2000, the Company’s stockholders and board of directors approved the 2000 Omnibus Stock Plan (the “2000 Plan”), as amended, under which 2,969,000 shares of the Company’s common stock were reserved for issuance to directors, officers, employees, and consultants. Awards granted under the 2000 Plan could include incentive stock options, nonqualified stock options and/or restricted stock. The 2000 Plan provided that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.  The 2000 Plan has expired and no further awards may be granted under the 2000 Plan.

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

On December 9, 2009, the Company’s board of directors approved the 2009 Nonqualified Inducement Stock Option Plan (the “2009 Plan”) with an effective date on January 15, 2010, the closing date of the Company’s Crossbow acquisition. Under the 2009 Plan, up to 1,250,000 shares of the Company’s common stock may become available for issuance. Except as otherwise determined by the Compensation Committee of the Company’s board of directors, the form of option to be employed under the 2009 Plan shall be substantially identical to the form of nonqualified option customarily used under the Company’s 2007 Stock Incentive Plan.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The key input assumptions used in the Black-Scholes option pricing model include: (i) the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility is based on the implied volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms; and (iv) dividend yield of zero, as the Company has not paid dividends in the past and it does not expect to in the foreseeable future. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The weighted-average fair values per share of the options granted during 2010 and 2009 were $2.00 and $1.66, respectively, utilizing the following assumptions:

	For the Year Ended December 31,
	2010	2009
Volatility	64%-70%	77%-81%
Expected dividend yield	0%	0%
Expected life	5-6 years	5 years
Risk free interest rate	1.67% - 2.65%	1.60% - 2.84%
Forfeitures	36% - 37%	27% - 46%

Stock-based compensation was charged to the following expenses:

	For the Year Ended December 31,
	2010	2009

Research and development	$226,299	$319,093
Sales and marketing	178,837	230,820
General and administrative	1,075,424	863,850
Total	$1,480,560	$1,413,763

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the years ended December 31, 2010 and 2009, the Company recorded compensation expense for stock option grants to consultants in the amount of $42,000 and $63,100, respectively.

At December 31, 2010, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $3.4 million. The total unrecognized stock-based compensation expense related to the non-qualified common stock option grants to consultants expected to be charged to operations was estimated to approximate $21,000 at December 31, 2010.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value

Options outstanding at December 31, 2009	2,099,179	$5.36	7.8	$1,975,462

Granted	863,350	3.21
Exercised	(17,500)	1.28
Cancelled	(356,949)	4.70

Options outstanding at December 31, 2010	2,588,080	$4.76	7.4	$1,863,883

Options exercisable at December 31, 2010	1,054,403	$4.45	6.1	$1,316,789

Options available for grant at December 31, 2010	1,937,888

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2010 and 2009 were $19,280 and $213,089, respectively. The total fair value of options vested during the year ended December 31, 2010 and 2009 was approximately $1,267,000 and $1,259,000, respectively.

13. COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive income was $3,029,372 and $2,218,496 at the end of December 31, 2010 and 2009, respectively, of which the accumulated unrealized impairment loss was $400,000 and $247,000, and the accumulated foreign currency translation adjustment was $3,429,372 and $2,465,496 at the end of December 31, 2010 and 2009, respectively.

14. NET INCOME (LOSS) PER SHARE

The calculation for basic and diluted net income (loss) per share is as follows:

	For the Year Ended December 31,
	2010	2009
Numerator:
Net income (loss) attributable to MEMSIC, Inc.	$(7,362,713)	$23,895

Denominator:
Basic weighted average shares	23,803,414	23,740,592
Dilutive effect of common stock equivalents	-	266,864
Diluted weighted average shares	23,803,414	24,007,456

Net income (loss) per common share:	$(0.31)	$0.00

          At December 31, 2010 and 2009, the Company had 1.5 million and 1.0 million dilutive potential common shares in the form of stock options which were not included in the computation of net income (loss) per diluted share because these stock options would be anti-dilutive.

15. INCOME TAXES

     The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC and Japan.

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2010	2009
Income tax expense (benefit)
Current:
Federal	$-	$-
State	1,256	(6,935)
Foreign	(35,388)	136,267
Total current	(34,132)	129,332

Deferred:
Federal	25,153	-
State	1,554	-
Foreign	1,797	(36,699)
Total deferred	28,504	(36,699)
	$(5,628)	$92,633

The following table presents pre-tax income (loss) for the Company and its subsidiaries:

	Year Ended December 31,
	2010	2009
United States	$(5,381,105)	$(1,956,260)
Foreign	(1,923,125)	2,072,788
	$(7,304,230)	$116,528

The following table reconciles the provision for (benefit from) taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the net income (loss):

	Year Ended December 31,
	2010	2009

Provision (benefit) computed at statutory rate	$(2,483,438)	$39,611
State income tax, net of federal benefit	1,855	(4,577)
Permanent differences	(9,148)	57,041
Increase in valuation allowance	2,126,128	566,992
Foreign research and development tax credits	(122,067)	(130,455)
Foreign rate difference	452,067	(445,649)
Other	28,975	9,670
Provision for (benefit from) for income taxes	$(5,628)	$92,633

 The Company has a policy to permanently reinvest any earnings of MEMSIC Semiconductor in Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of  the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2010, MEMSIC Semiconductor had cumulative foreign earnings of $5.6 million.  MEMSIC Semiconductor and its subsidiary MTS are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Prior to January 1, 2008, pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to income tax at a statutory rate of a 30% foreign enterprise income tax (“FEIT”), and a 3% local income tax.

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

Since MEMSIC Semiconductor was established in the Wuxi New District as a PRC high-technology company, it is entitled to the reduced FEIT rate of 15% and is exempt from FEIT for its first two years of profitable operations after offsetting prior year’s tax losses and is entitled to a 50% reduction in its FEIT for the following three years as approved by the tax authorities in accordance with the China Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises and its Implementation Rules issued in 1991. In addition, MEMSIC Semiconductor is exempted from the 3% local income tax during the above preferential tax treatment periods of five years pursuant to the Rule Concerning Exemption or Reduction of Local Income Tax for Foreign Invested Enterprises issued by the People’s Government of Guangdong Province issued in 1992.

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

Beginning in 2009, MEMSIC Semiconductor entered a three-year 50% tax reduction from the China uniform enterprise income tax rate of 25%.  MTS has not obtained a PRC high-technology company status and therefore is subject to the 25% uniform enterprise income tax rate in China.  Crossbow Japan is subject to a 40% tax rate.

Significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2010	2009
Deferred tax asset:
Accruals and reserves	$338,835	$297,517
Net operating loss carryforwards	2,343,637	851,000
Depreciation and amortization	184,458	76,900
Stock-based compensation	1,127,700	683,900
Long term investment	137,000	84,600
Deferred tax assets	4,131,630	1,993,917

Less valuation allowance	(3,923,637)	(1,842,600)
Net deferred tax assets	$207,993	$151,317

Deferred tax liability:
Depreciation and amortization	$57,007	$-
Unremitted foreign earnings	22,900	-
Net deferred tax liabilities	$79,907	$-

Net deferred tax assets	$128,086	$151,317

Of the $3,923,637 and $1,842,600 valuation allowance at December 31, 2010 and 2009, $137,000 and $84,600 were recorded through other comprehensive income, respectively in 2010 and 2009 related to temporary decline of the long-term investment balance.

The deferred tax assets related to temporary differences of the Company’s China subsidiaries for the years ended December 31, 2010 and 2009 were $159,955 and $151,317, respectively. The deferred tax assets related to Crossbow Japan was $25,138 at December 31, 2010.

During the fourth quarter of 2008, the Company entered into and has remained in a three-year cumulative loss position in the United States tax jurisdiction and therefor, concluded a valuation allowance was appropriate for its deferred tax assets in the United States.  The Company recorded a full valuation allowance against its deferred tax assets for 2010 and 2009 based upon uncertainty with respect to future taxable income in the United States.

At December 31, 2010, the Company had gross United States net operating loss carryforwards of $6.3 million, which will expire in various amounts from 2028 through 2030. Included within this amount is approximately $260,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

The Company has performed an analysis of its uncertain tax positions in connection with the application of ASC Topic 740 for the years ended December 31, 2010 and 2009 and concluded that it has no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, the Company has recorded no tax reserve related to uncertain positions in its financial statements.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarter facility, its California and Chicago offices and certain equipment under noncancelable operating leases expiring through 2015. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2010, future minimum annual noncancelable operating lease commitments were $301,000, $363,000, $271,000, $208,000 and $160,000 for 2011, 2012, 2013, 2014 and 2015, respectively. Total rent expense for the years ended December 31, 2010 and 2009 was $380,000 and $203,000, respectively.

Licensing Agreement and Marketing Agreements

In connection with its initial capitalization, the Company was assigned a technology license related to the design, manufacture and sale of low-cost thermal accelerometers from Analog Devices, Inc. The Company agreed to fulfill the obligations under the technology license, including royalty obligations to a university and patent prosecution expenses. While the Company believes that the agreements as a whole provide it with exclusive rights to the license and the patents, there can be no assurance that, if a third party challenges the validity of the patents, the Company will prevail and continue exclusive rights to the licensed technology and patents.

The license agreement provides that the Company must pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. The Company paid royalty fees in the amount of $100,000 in 2010 and 2009, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all Unites States employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2010 and 2009, the Company’s contributions, including administrative fees, were approximately $55,716 and $25,415, respectively.

Other

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes which arise in the ordinary course of business. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

17. SEGMENT INFORMATION

The Company conducts its operations and manages its business in two reporting segments. The Company develops, designs, manufactures and markets (i) semiconductor sensor products (“sensor products”) based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design and (ii) sensor system solution products (“system solution products”) which incorporate sensors with on-board computing, wireless communications and systems and application software solutions and which initially consisted of the product lines acquired from Crossbow in January 2010. In making operating decisions, the Company’s chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product unit and the system solution product unit separately, but utilizes enterprise wide operating expense and earning results.

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

	For the year ended December 31,
	2010	2009
Mobile phone	$7,670,666	$11,641,738
Consumer	6,338,400	7,068,714
Automotive	12,019,529	7,890,032
Industrial/other	12,622,982	1,771,531
Total	$38,651,577	$28,372,015

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	For the year ended December 31,
	2010	2009
Revenue
Sensor products	$27,789,373	$28,372,015
System solution products	10,862,204	-
Total	$38,651,577	$28,372,015

Gross profit
Sensor products	$10,108,193	$12,935,734
System solution products	5,216,561	-
Total	$15,324,754	$12,935,734

Revenues by geographical region

Revenues by geographic region, based upon customer location, for the years ended December 31, 2010 and 2009 are as follows:

	For the year ended December 31,
	2010	2009
Asia (excluding Japan)	$13,427,196	$15,670,923
Europe	3,706,835	1,726,540
Japan	6,008,997	3,972,329
North America	14,359,526	7,002,223
Other	1,149,023	-
Total	$38,651,577	$28,372,015

Total Assets by geographical region

Total assets by geographical region are as follows:

	December 31,
	2010	2009

United States	$56,250,073	$59,028,075
China	60,172,360	38,483,866
Japan	1,242,663	-
Total	$117,665,096	$97,511,941

Total long-lived assets by geographical region are as follows:

	December 31,
	2010	2009

United States	$1,034,156	$533,033
China	20,980,268	14,058,795
Japan	1,078	-
Total	$22,015,502	$14,591,828

18. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Summarized activity with respect to the allowance for uncollectible accounts receivable is as follows:

	Year Ended December 31,
	2010	2009

Balance at the beginning of the period	$6,441	$6,441
Provision for losses	-	-
Receivables charged against reserve	-	-
Balance at the end of the period	$6,441	$6,441

19. QUARTERLY DATA (Unaudited)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$7,271,993	$9,095,626	$10,844,719	$11,439,239
Gross profit	2,845,494	3,688,427	4,093,525	4,697,308
Net loss attributable to MEMSIC, Inc.	(2,319,962)	(1,974,091)	(1,931,273)	(1,137,387)
Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.08)	$(0.05)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$6,574,666	$9,117,444	$7,067,583	$5,612,322
Gross profit	3,133,024	4,200,839	2,920,403	2,681,468
Net income (loss)	57,171	691,193	52,066	(776,535)
Basic and diluted net income (loss) per share	$-	$0.03	$-	$(0.03)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2010 based on those criteria.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our 2011 annual meeting of stockholders to be filed with the Commission not later than April 30, 2011 (the “2011 Proxy Statement”) under the headings “Election of Directors,” “Background Information About Directors Continuing in Office,” “Corporate Governance” and “Information About Executive Officers.”

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our 2011 Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our 2011 Proxy Statement under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our 2011 Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our 2011 Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form10-K	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.2	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	MEMSIC, Inc. 2000 Omnibus Stock Plan. *		S-1	September 28, 2007	10.9

10.5	MEMSIC, Inc. 2007 Stock Incentive Plan. *		S-1	September 28, 2007	10.10

10.6	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees. *		S-1	November 21, 2007	10.12

10.7	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant *		S-1	November 21, 2007	10.13

10.8	Form of Senior Executive Change in Control Agreement. *		S-1	September 28, 2007	10.11

10.9	MEMSIC, Inc. Amended and Restated 2009 Nonqualified Inducement Stock Option Plan *	X

10.10	Fixed Asset Loan Contract dated June 30, 2010		10-Q	August 16, 2010	10.2

10.11	Project Loan Interest Subisidy Agreement dated June 28, 2010		10-Q	August 16, 2010	10.6

21.1	List of subsidiaries.	X

23.1	Consent of Ernst & Young LLP	X
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

*  Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMSIC, INC. (Registrant)

By:	/S/ Yang Zhao, Ph.D.
Yang Zhao, Ph.D. Chief Executive Officer and President

Date:	March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 25, 2011.

Name	Title
/S/ YANG ZHAO	Chairman of the Board, Chief Executive Officer and President
Yang Zhao	(Principal Executive Officer)

/S/ Patricia Niu	Chief Financial Officer
Patricia Niu	(Principal Financial and Accounting Officer)

/S/ ROGER W. BLETHEN	Director
Roger W. Blethen

/S/ LARRY A> KAUFMAN	Director
Larry A. Kaufman

/S/ MICHAEL TUNG	Director
Michael Tung

/S/ DAVID YANG	Director
David Yang

/S/ QUAN ZHOU	Director
Quan Zhou