Form 10-K/A
period 2010-12-31
MEMSIC Inc
filed 2011-04-29
CIK 1386198

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

On April 26, 2011, 23,825,763 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Report”).  This Form 10-K/A replaces in its entirety the information previously incorporated by reference in Part III of the Original Report.

INDEX TO FORM 10-K/A

		Page
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions and Director Independence	13
Item 14.	Principal Accountant Fees and Services	14

PART IV
Item 15.	Exhibits and Financial Statement Schedules	15
	Signatures

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
Lawrence A. Kaufman, Ph.D.(1)(3)(4)	70	2011	Director
David Yang(1)(2)(3)	42	2011	Director

CLASS II DIRECTORS
Roger W. Blethen(2)(4)	59	2012	Lead Director
Yang Zhao, Ph.D.	48	2012	President, Chief Executive Officer and Chairman of the Board of Directors

CLASS III DIRECTORS
Michael Tung(1)(3)	55	2013	Director
Quan Zhou, Ph.D.	53	2013	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee
(4)	Member of governance committee

Lawrence A. Kaufman, Ph.D. has served as a director since 2008. Dr. Kaufman has been the president and chief executive officer of Lightwave Power Inc., a provider of photovoltaic products for solar energy, since May 2008. From 2006 to 2007, Dr. Kaufman was a partner in The GulfStream Group. Prior to joining The GulfStream Group, Dr. Kaufman founded Sionex Corporation, a venture-backed company that develops miniature chemical sensors, and served as its president and chief executive officer from 2000 to 2003 and as Executive Vice President from 2003 to 2005. Dr. Kaufman currently serves as a director of Top Banana, a non-profit education company and is a partner in The Pinnacle Acquisition Group. Dr. Kaufman was a director of Optical Tape Systems, Inc., from 2005 to 2007, and a director of The MicroOptical Corporation, from 2002 to 2006. Dr. Kaufman received a Bachelor of Science degree in Physics from Rensselaer Polytechnic Institute and a Ph.D. in Solid State Physics from Tufts University.  We believe that Dr. Kaufman’s educational background in solid state physics, his knowledge of many facets of the electronics industry, and his management experience gained from his employment as a senior operating executive and director of companies in a wide range of businesses qualify him to serve as a member of our board of directors.

David K. Yang has served as a director since 2007. Mr. Yang is a partner of The CID Group and joined The CID Group as one of the founding employees in 1998. Prior to founding The CID Group, Mr. Yang co-founded an incubator firm, Future Technology Consulting, Inc. to provide legal and advisory work to technology start-up companies in Taiwan. From 1994 to 1997, he served as a lawyer for Tsar and Tsai Law Firm and Jones Day. Mr. Yang has previously served as director or observer for Techwell, Inc., Advanced Analogic Technologies, Inc. and Young Fast Optoelectronic Co., Ltd. Mr. Yang received a J.D. degree from Cornell University in 1993 and a B.A. degree in Asian Studies from the University of Michigan, Ann Arbor in 1990. We believe that Mr. Yang’s professional training in law, his extensive experience in advising companies engaged in businesses similar to ours, his service as a director and board observer to such companies and his background as a private equity investor qualify him to serve as a member of our board of directors.

Roger W. Blethen has served as a director since 2005. In March 2008, our Board of Directors also designated Mr. Blethen as our lead director. In 2001, Mr. Blethen was appointed chairman of the board of LTX Corporation, a provider of semiconductor test solutions to major integrated-circuit manufacturers. Mr. Blethen served as the president and chief executive officer of LTX Corporation from 1994 to October 2005. Mr. Blethen serves as Chairman of Quebec-based Diablo Technologies Inc. Mr. Blethen currently serves Northeastern University on its Industrial Advisory Board to the Department of Electrical and Computer Engineering. Mr. Blethen received his B.S. in Electrical Engineering from Northeastern University in 1974.  We believe that Mr. Blethen’s educational background in electrical engineering, his broad knowledge of the semiconductor industry, gained from his long tenure as a senior operating executive and director of LTX Corporation and as a director of Diablo Technologies, and the skills, judgment and experience he has accumulated in these capacities and as a chief executive officer qualify him to serve as a member of our board of directors.

Yang Zhao, Ph.D. is our founder and has served as our President and Chief Executive Officer since our inception and as chairman of the Board of Directors since 2007. Dr. Zhao has over 17 years of experience in MEMS technology and related business development. Prior to founding our company in 1999, Dr. Zhao served in various management positions at Analog Devices, Inc. for seven years, where he was instrumental in developing ADI’s MEMS product line and forming industry-wide strategic relationships. Dr. Zhao is well-recognized in the field of MEMS technology. He has been named as an inventor on 22 U.S. patents in IC circuit, processing, packaging and MEMS technology. Dr. Zhao holds a B.S. degree in physics from Peking University, as well as a master’s degree and a Ph.D. in electrical engineering from Princeton University where he studied under Professor Daniel Tsui, who won the 1998 Nobel Prize in physics. He is currently a member of the board at the School of Engineering of Peking University. We believe that Dr. Zhao’s educational background in electrical engineering and MEMS technology, his prior management experience and his extensive knowledge of our company’s history and culture, its products, technology and personnel, and its markets and customers, qualify him to serve as a member of our board of directors.

Michael Tung has served as a director since 2004. Mr. Tung joined VentureStar-InveStar Capital Inc. as chief financial officer and Managing Partner in 2002 and is responsible for managing its investment portfolio companies. Mr. Tung has over 20 years of experience in finance, taxation, accounting and general management. He served as chief financial officer for more than 10 years in various organizations, including Acer America Corp., Foxconn Corporation and Fibera Inc. (a start-up company). Mr. Tung worked as Senior Audit Manager of KPMG for 10 years. Mr. Tung received a B.S. degree in Accounting from Tam Kay University. We believe that Mr. Tung’s educational background in accounting and finance, his broad experience in finance, taxation, accounting and general management and his knowledge of our industry, gained from his employment as an executive of VentureStar-InveStar Capital and as a chief financial officer of companies engaged in businesses similar to ours, qualify him to serve as a member of our board of directors.

Quan Zhou, Ph.D. was appointed as a director in March 2011. Dr. Zhou is a general partner of IDG Capital Partners and has held this position since 1995. He is currently a managing member of the general partner of IDG Technology Venture Investments, L.P. and its successor funds and is serving as a director of the general partner of each of IDG-Accel China Growth Fund I, IDG-Accel China Growth Fund II and IDG-Accel China Capital Fund.  In addition, Dr. Zhou currently serves as a director of Soufun Holdings Limited and also on the boards of a number of private companies, including Superdata Technology (Asia) Limited, OriGene Technologies Inc., CosmoChina International Inc., Giganology Limited, Yesky.com Inc. and Wupima Inc.  Dr. Zhou received his bachelor degree in science from the University of Science and Technology of China in 1981 and a Ph.D. in fiber optics from Rutgers University in 1989.  We believe that Dr. Zhou’s educational background in science, his broad experience in financial and business matters and his deep knowledge of the China market, gained from his employment as an executive of IDG Capital Partners and as director of its portfolio companies, qualifies him to serve as a member of our board of directors.

Chairman of the Board and Lead Director

Yang Zhao, Ph.D., our president and chief executive officer, is also the chairman of our board of directors. In that capacity, he presides over all meetings of the board.  In 2008, our board of directors established the additional position of lead director and appointed Roger Blethen to serve in that position. Our lead director is a non-employee director whose responsibilities are to:

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

We believe that our current board leadership structure, with Dr. Zhao serving as both chief executive officer and board chairman, is appropriate and in the interest of our stockholders, in light of Dr. Zhao’s experience and effectiveness in serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman and our strong corporate governance structure, including the fact that all of our other directors are independent. We believe that by having Dr. Zhao serve as our chairman we benefit from his extensive knowledge of our company’s history and culture, its products, technology and personnel, its markets and customers, and its operations in setting the agenda for meetings of our board, bringing relevant information to the attention of the directors and facilitating discussion of important strategic and operational issues. His combined role also enables decisive leadership, ensures clear accountability, and enhances our ability to communicate clearly and consistently to our stockholders, employees, customers and suppliers. Our purpose in establishing the lead director position was to facilitate communications between the independent directors and the chairman and thereby assist both him and the independent directors in more efficiently and effectively performing their respective roles. Our lead director has no role in the management or operations of the company, does not establish company policy or strategy and, except as directed by the board, does not act as a spokesman for the company.

Audit Committee

Our audit committee consists of Messrs. Tung, Kaufman and Yang, with Mr. Tung serving as chair. Our audit committee oversees our corporate accounting and financial reporting process and internal controls over financial reporting. Our audit committee evaluates the qualifications, independence and performance of our independent registered public accounting firm, Ernst & Young LLP; engages and determines the compensation of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our financial disclosures, including our critical accounting policies and internal controls over financial reporting; prepares an annual report to our stockholders for inclusion in our proxy statement; reviews and approves in advance any proposed related party transactions; and discusses with management and the independent auditor the results of the annual audit and our financial statements. We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Global Market and SEC rules and regulations. In addition, the board of directors has determined that Mr. Tung is qualified as an “audit committee financial expert” within the meaning of the SEC rules and regulations. A copy of the charter of our audit committee is available in the Investor Relations section of our website at www.memsic.com.

Code of Conduct and Code of Ethics

Our board of directors has adopted a code of conduct, which establishes the standards of ethical conduct applicable to all of our directors, officers and employees. Our code of conduct addresses issues relating to, among other things, conflicts of interest, related party transactions, use of company funds and sensitive payments, corporate opportunities, internal controls over financial reporting, and confidential information. In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and chief financial officer. Our code of ethics sets guidelines for these individuals to implement policies and procedures to enhance disclosure and reporting system at our company. Our code of conduct is publicly available on our website at www.memsic.com. Any waiver of our code of conduct or code of ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2010 our directors, officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that Dr. Zhao filed one Form 4 a day late with regard to sales made pursuant to a Rule 10b-1 Sales Plan.

2010 Director Compensation

For the year ending December 31, 2010, members of our board of directors received cash retainers (payable quarterly in arrears), per meeting fees and annual stock option awards, as follows:

•	each non-employee director receives a cash retainer in the amount of $20,000 per year;
•
our lead director and chairpersons of our standing committees receive additional annual cash retainers, as follows: lead director, $20,000; audit committee chair, $10,000; compensation committee chair, $7,500; nominating committee chair, $5,000; and governance committee chair, $5,000;

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

The following table details the compensation paid to our directors, other than Dr. Zhao, for the year ended December 31, 2010.

	Fees earned or paid in cash(1)	Option Awards(2)	Total
Roger W. Blethen(3)	$66,500	$5,182	$71,682
Lawrence A. Kaufman(3)	$34,000	$5,182	$39,182
Michael Tung(3)	$46,000	$5,182	$51,182
David Yang(3)	$39,000	$5,182	$44,182
Paul M. Zavracky(4)	$44,000	$5,182	$49,182

(1)	Amounts shown reflect fees earned in calendar year 2010 and do not include fees paid in 2010 for services provided in calendar year 2009.
(2)
Represents the grant date fair value of non-qualified stock options granted to each non-employee director, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions used to calculate the fair value of the stock options granted in 2010 are described in Note 12 to the consolidated financial statements included in this Report.

(3)
On May 12, 2010, we granted to each non-employee director a non-qualified stock option to purchase 12,000 shares of our common stock at an exercise price of $3.35 per share, vesting in equal installments on each of the first three anniversaries of the date of grant.

(4)
Paul M. Zavracky, Ph.D. served as a director until December 31, 2010. Dr. Zavracky was appointed as our President of North American and European Operations on November 30, 2010, and resigned from our board of directors on December 31, 2010.

Executive Officers

The following table sets forth information with respect to our executive officers as of April 29, 2011:

Name	Age	Position
Yang Zhao, Ph.D	48	President, Chief Executive Officer; Director
Patricia Niu	44	Chief Financial Officer
Mark S. Laich	49	Vice President – Worldwide Sales and Marketing
Paul M. Zavracky, Ph.D.	62	President of North American and European Operations

Further information regarding Dr. Zhao is available in the section titled “–Board of Directors.”

Patricia Niu has served as our Chief Financial Officer since June 2008. From 2003 to 2008, Ms. Niu held positions as our Vice President of Finance and Corporate Controller. Ms. Niu has over 16 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining MEMSIC, Ms. Niu served as the International Business Unit Controller at Key3Media Events, Inc. from 2001 to 2002 and Audit Supervisor and Senior Financial Analyst at Fesenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu was a commercial lender at Bank of China, Head Office in Beijing, China and The Savings Bank in Wakefield, Massachusetts. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989.

Mark S. Laich has served as our Vice President of Worldwide Sales and Marketing since October 2008. Mr. Laich has over 22 years experience in semiconductor sales and intellectual property licensing. From October 2004 to December 2007, Mr. Laich held various senior sales management positions with Potentia Semiconductor Corporation. Prior to Potentia Semiconductor, from March 2001 to September 2004, Mr. Laich was director of sales at Azanda Network Devices, Inc. Mr. Laich received a Bachelor of Science in Electrical Engineering from Virginia Polytechnic Institute.

Paul M. Zavracky, Ph.D. has served as our President of North American and European Operations since January 1, 2011. Dr. Zavracky also served as a member of our Board of Directors from 1999 until his resignation on December 31, 2010. Dr. Zavracky’s more than 30 years of business experience includes research at MIT Lincoln Laboratory, teaching at a major university, and management of successful venture funded companies. From 2006 to 2010, he served Northeastern University as the Dean of the School of Technological Entrepreneurship. From 1998 to 2006, he was the president and chief operating officer of The MicroOptical Corporation, a start-up company he co-founded. Between 1991 and 1998, he was a tenured professor of electrical engineering at Northeastern University. Before joining Northeastern University, Dr. Zavracky was the chief operating officer of Kopin Corporation, a venture backed company that he and a small group of colleagues from the Massachusetts Institute of Technology’s Lincoln Labs started. He led the effort in establishing Kopin’s SOI materials capability as an enabling technology for liquid crystal microdisplays. Dr. Zavracky spent five years at The Foxboro Company as principal scientist and technical group leader establishing a MEMS program beginning in 1980. Dr. Zavracky also spent five years at Coulter Corporation managing the government system group working on electrophotographic film and five years at MIT Lincoln Laboratory where he was involved in the development of materials for solar energy applications. He obtained his Ph.D. in Physics at Tufts University. He holds Bachelors and Master’s degrees in Physics from Northeastern University. He has more than 100 publications and 67 issued patents.

Item 11.	Executive Compensation

2010 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer and our two other most highly compensated executive officers who were in office at December 31, 2010. These persons are referred to as our “named executive officers” elsewhere in this Report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

				Option	All other
Name and Principal Position	Year	Salary ($)	Bonus ($)	awards ($) (1)	compensation ($)		Total ($)

Yang Zhao, Ph.D (3)	2010	$258,845	$275,000	$-	$-		$533,845
President and Chief Executive Officer	2009	257,683	200,000		3,000	(2)	460,683

Patricia Niu	2010	175,000	90,000	10,599	-		275,599
Chief Financial Officer	2009	155,000	75,000	-	-		230,000

Mark S. Laich	2010	180,000	90,000	-	-		270,000
Vice President – Worldwide Sales and Marketing	2009	165,000	115,000	-	-		280,000

(1)
Amounts shown do not reflect compensation actually received by the named executive officer. The amounts shown represent the grant date fair value of stock options granted to the named executive officer, computed in accordance with ASC 718. The assumptions used to calculate the fair value of the stock options granted in 2010 and 2009 are described in Note 12 to the consolidated financial statements included in this Report.

(2)	Dr. Zhao was awarded $3,000 in 2009 under our patent reward policy, as a result of the issuance and assignment to us of patents on inventions made by Dr. Zhao.
(3)
A portion of Dr. Zhao’s salary payments were paid in Renminbi, or RMB, the legal currency of the People’s Republic of China.  Changes in the Dr. Zhao’s salary from 2009 to 2010 reflect currency exchange rate fluctuations.  For purposes of this table, amounts paid in RMB are translated to United States dollars at the weighted average exchange rate for the period in which the payment occurred, consistent with the manner in which we report our compensation in our consolidated financial statements.

Outstanding Equity Awards at December 31, 2010. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2010.

	Option Awards
	Number of securities						Option	Option
	underlying unexercised options(1)						exercise	expiration
Name	(#) Exercisable		(#) Unexercisable		(#) Unearned		price ($)	date
Yang Zhao	46,250	(2)	-		-		$0.30	01/01/2015
	187,500	(3)	62,500	(3)	-		11.70	10/03/2017
	-		-		250,000	(3)	11.70	10/03/2017
	50,000	(4)	50,000	(4)	-		2.53	08/08/2018
Patricia Niu	10,000	(5)	-		-		0.30	09/08/2014
	25,000	(6)	-		-		1.54	11/09/2016
	37,500	(7)	12,500	(7)	-		7.64	08/22/2017
	37,500	(8)	37,500	(8)	-		2.53	08/08/2018
	-		25,000	(9)	-		3.42	03/12/2020
Mark S. Laich	60,000	(10)	60,000	(10)	-		1.80	10/28/2018

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
(3)
Granted on October 3, 2007. An option of 250,000 shares was granted pursuant to our 2000 Omnibus Stock Plan and vests in equal installments over four years. An additional option for 250,000 shares was granted pursuant to our 2007 Stock Incentive Plan and vests according to the following performance-based criteria: (i) 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions, which we refer to in this footnote as “adjusted earnings;” (ii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in adjusted earnings; (iii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in adjusted earnings; and (iv) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in adjusted earnings. Irrespective of the above terms and conditions, the performance based options will vest fully on the eighth anniversary of the grant date.

(4)	Granted on August 8, 2008 with a vesting start date of August 8, 2008.
(5)	Granted on October 15, 2004 with a vesting start date of September 8, 2004.
(6)	Granted on November 9, 2006 with a vesting start date of November 9, 2006.
(7)	Granted on August 22, 2007 with a vesting start date of August 22, 2007.
(8)	Granted on August 8, 2008 with a vesting start date of August 8, 2008.
(9)	Granted on March 12, 2010 with a vesting start date of March 12, 2010.
(10)	Granted on October 28, 2008 with a vesting start date of October 28, 2008.

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

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 26, 2011, by:

•	each beneficial owner of 5% or more of the outstanding shares of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 23,825,763 shares of our common stock outstanding as of April 26, 2011. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options that are currently exercisable or exercisable within 60 days of April 26, 2011. For purposes of calculating percentages in the table below, shares listed opposite the name of a person under the heading “Right to Acquire” are deemed outstanding and beneficially owned by such person, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares Outstanding		Right to Acquire	Total	% of Outstanding
5% Stockholders
Entities Affiliated with IDG-Accel China Growth Fund II L.P.	4,725,223		—	4,725,223	19.83%
c/o IDG VC Management Ltd.(1) Unit 1509, The Center 99 Queen’s Road Central, Hong Kong
Seligman Spectrum Focus (Master) Fund(2) PO Box 309 Ugland House, South Church Street George Town, Grand Cayman KY1-1104	3,078,289		—	3,078,289	12.92%
Still River Fund II, LP 1601 Trapelo Road Waltham, Massachusetts 02451	2,778,107		—	2,778,107	11.66%
Entities Affiliated with InveStar Capital, Inc.(3) 333 W. San Carlos Street San Jose, California 95110	2,357,620		—	2,357,620	9.90%

Executive Officers
Yang Zhao, Ph.D	779,003	(4)	283,750	1,062,753	4.41%
Patricia Niu	40,000		116,250	156,250	*
Paul M. Zavracky	22,422		99,000	121,422	*
Mark S. Laich	—		60,000	60,000	*

Non-Employee Directors
Quan Zhou, Ph.D.	4,725,223	(1)	—	4,725,223	19.83%
Michael Tung	2,357,620	(3)	24,000	2,381,620	9.99%
David Yang	925,000	(5)	24,000	949,000	3.98%
Roger W. Blethen	—		99,000	99,000	*
Lawrence A. Kaufman	—		17,333	17,333	*
All current directors and executive officers as a group (9 persons)	8,849,268		723,333	9,572,601	38.99%

*	Less than 1.0%
(1)
Information based upon a Form 3 filed with the Securities and Exchange Commission on March 28, 2011. Includes 4,146,394 shares of which the record owner is IDG-Accel China Growth Fund II L.P., 339,108 shares of which the record owner is IDG-Accel China Investors II L.P., 150,000 shares of which the record owner is IDG Technology Venture Investments, LP., 71,393 shares of which the record owner is IDG Technology Venture Investments, LLC, and 18,328 shares of which the record owner is IDG Technology Venture Investment III, L.P.  Quan Zhou, Ph.D. and Patrick J. McGovern are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of both IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. Dr. Zhou and Mr. McGovern are the managing members of IDG Technology Venture Investment III, LLC, which is the general partner of IDG Technology Venture Investment III, L.P. Messrs. Zhou and McGovern are the managing members of IDG Technology Venture Investments, LLC, which is the general partner of IDG Technology Venture Investments, LP.  Each of Mr. McGovern and Dr. Zhou disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.

(2)
Information based upon amendment to Schedule 13G filed with the Securities and Exchange Commission on February 10, 2011.  The Schedule 13G was filed jointly with Ameriprise Financial, Inc. and RiverSource Investments, LLC. Ameriprise Financial, Inc., is the parent company of RiverSource Investments, LLC. RiverSource Investments, LLC is an investment adviser to the reporting person.

(3)
Includes 1,285,551 shares held by InveStar Semiconductor Development Fund, Inc., and 1,072,069 shares held by InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds.” InveStar Capital, Inc., a Cayman Islands limited liability company, acts as investment manager of InveStar Funds and exercises investment control over the shares held by such entities. Michael Tung is the chief financial officer and managing partner of VentureStar-InveStar Capital Inc. and Mr. Tung may be deemed to beneficially own the shares held by InveStar Funds and each disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. TSMC International Investment Ltd. holds 97.08% interest in the InveStar Funds.

(4)
Includes 135,675 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity Trust and 333,187 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Grantor Retained Annuity Trust FBO Naifeng Yang.  140,000 shares of our common stock were issued to Dr. Zhao on April 4, 2011 pursuant to a restricted stock award agreement under our 2007 Stock Incentive Plan.  This award is subject to a right of repurchase which will lapse according to the following vesting schedule: 87,500 shares on the first anniversary of the date of grant and 17,500 shares on each of the next three anniversaries of the date of grant.

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

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our 2007 Stock Incentive Plan and our Amended and Restated 2009 Nonqualified Inducement Stock Option Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. Both of our 2000 Omnibus Stock Plan and 2007 Stock Incentive Plan were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2010 under our equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,932,430	$5.30	1,343,538	(1)
Equity Compensation Plans Not Approved by Security Holders(2)	655,650	3.18	594,350

Total	2,588,080	$4.76	1,937,888

(1)
Excludes 600,000 additional shares which may become issuable under our 2007 Stock Incentive Plan on or after November 9, 2011 pursuant to evergreen provisions approved by our stockholders, which provide that, on each of the first five anniversaries of the adoption of the 2007 Incentive Plan the shares available for the future grant of awards under the plan shall be increased by the lesser of (i) 300,000 shares and (ii) an amount determined by the board of directors.

(2)	Our Amended and Restated 2009 Nonqualified Inducement Stock Option Plan has not been submitted for approval by our stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of our directors are independent within the meaning of the applicable rules of the SEC and The Nasdaq Stock Market, LLC.  Specifically, our board of directors has determined that each of Messrs. Blethen, Kaufman, Tung, and Yang is an independent director.

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

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2010 and each currently proposed transaction in which:

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

Relationship with InveStar Funds and Taiwan Semiconductor Manufacturing Company, Limited, or TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 9.9% of our common stock on a fully diluted basis. TSMC, our largest third-party supplier, has historically supplied substantially all of our wafers required in our manufacturing process. In 2010, we purchased an aggregate of $4.8 million in wafers from TSMC. TSMC holds in the aggregate 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Michael Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 14.	Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2010 and 2009:

	Fees
Fee category	2010	2009
Audit fees	$535,000	$567,000
Audit-related fees	40,000	25,000
Tax fees	31,000	63,000

Total fees	$606,000	$655,000

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide audit, audit-related or non-audit related services without audit committee pre-approval. All of the services provided by Ernst & Young LLP during 2010 and 2009 were pre-approved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Exhibits

The following exhibits are included in this Amendment No. 1 to our Annual Report on Form 10-K:

Incorporated by Reference
Exhibit No	Description	Filed with This Form 10-K/A	Form	Filing Date	Exhibit No.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 29, 2011.

MEMSIC, INC.
(Registrant)

By:	/s/ Yang Zhao
Yang Zhao
Chief Executive Officer
and President