Form 10-Q
period 2011-03-31
MEMSIC Inc
filed 2011-05-13
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of May 10, 2011 was 23,825,763.

MEMSIC, Inc.

FORM 10-Q, March 31, 2011

TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	2
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	3
	Notes to Unaudited Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6.	Exhibits	30

Signatures

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$51,272,253	$55,694,205
Restricted cash	2,442,263	2,928,933
Accounts receivable, net of allowance for doubtful accounts of $6,441	5,446,620	3,664,444
Inventories	10,051,639	8,923,127
Other assets	3,176,061	2,537,445
Total current assets	72,388,836	73,748,154

Property and equipment, net	22,050,619	22,015,502
Long-term investments	4,820,000	5,020,000
Goodwill	4,948,646	4,919,513
Intangible assets, net	11,648,603	11,894,328
Other assets	48,598	67,599
Total assets	$115,905,302	$117,665,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,824,326	$4,563,420
Accrued expenses	2,176,015	2,969,839
Advance research funding	2,442,263	2,928,933
Total current liabilities	9,442,604	10,462,192

Note payable to bank	17,930,000	17,930,000
Deferred rent	130,604	90,036
Total other liabilities	18,060,604	18,020,036

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,813,613 and 23,810,613
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	238	238

Additional paid-in capital	100,022,023	99,615,378
Accumulated other comprehensive income	3,216,075	3,029,372
Accumulated deficit	(15,151,744)	(13,823,565)
MEMSIC, Inc. stockholders' equity	88,086,592	88,821,423

Noncontrolling interest related to joint venture in Japan	315,502	361,445
Total stockholders' equity	88,402,094	89,182,868

Total liabilities and stockholders’ equity	$115,905,302	$117,665,096

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$12,954,920	$7,271,993
Cost of goods sold	8,013,199	4,426,499
Gross profit	4,941,721	2,845,494

Operating expenses:
Research and development	2,297,836	1,973,657
Sales and marketing	1,464,746	1,071,479
General and administrative	2,254,260	1,985,047
Amortization expense	405,935	338,761
Total operating expenses	6,422,777	5,368,944

Operating loss	(1,481,056)	(2,523,450)

Other income:
Interest and dividend income	83,490	116,664
Foreign exchange gain	190,676	4,021
Other, net	68,576	13,509
Total other income	342,742	134,194

Earnings (loss) before income taxes	(1,138,314)	(2,389,256)
Provision for (benefit from) income taxes	117,394	(116,435)
Net loss	(1,255,708)	(2,272,821)

Less: net income attributable to noncontrolling interest	72,471	47,141
Net loss attributable to MEMSIC, Inc.	$(1,328,179)	$(2,319,962)

Net loss per common share to MEMSIC, Inc.:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Weighted average shares outstanding used in calculating
net loss per common share:
Basic	23,811,058	23,797,008
Diluted	23,811,058	23,797,008

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,255,708)	$(2,272,821)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	653,189	540,470
Amortization	416,131	338,761
Stock compensation expense	401,415	383,489
Deferred rent	40,568	(2,704)
Deferred income taxes	18,812	(182,100)
Changes in operating assets and liabilities, net of the effects of business acquisition:
Restricted cash	505,989	-
Accounts receivable	(1,782,883)	(215,218)
Inventories	(1,062,400)	823,112
Other assets	(700,211)	(703,418)
Advance research funding	(505,989)	-
Accounts payable and accrued expenses	(526,366)	877,836
Net cash provided by (used in) operating activities	(3,797,453)	(412,593)

Cash flows from investing activities:
Proceeds from sale of long-term investments	200,000	180,000
Purchase of property and equipment	(534,163)	(1,290,531)
Acquisition payment net of acquired cash of $352,247	-	(17,647,753)
Net cash used in investing activities	(334,163)	(18,758,284)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(115,389)	(52,144)
Proceeds from exercise of options to purchase common stock	5,230	13,135
Net cash provided by financing activities	(110,159)	(39,009)

Effect of exchange rate changes on cash and cash equivalents	(180,177)	2,914

Net increase (decrease) in cash and cash equivalents	(4,421,952)	(19,206,972)
Cash and cash equivalents —beginning of period	55,694,205	66,970,736
Cash and cash equivalents —end of period	$51,272,253	$47,763,764

See notes to consolidated financial statements (unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, MEMSIC Semiconductor, MTS and its majority owned and controlled joint venture, Crossbow Japan Limited (Crossbow Japan). The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company) in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with the management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Reclassification

Certain amounts in the accompanying 2010 financial statements have been reclassified to permit comparison with the accompanying first quarter of 2011 financial statements.

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

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for specific research and development projects the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations as the Company performs the projects and has complied with the conditions or performance obligations attached to the related government grants.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company, MEMSIC Semiconductor and MTS are conducted in United States (U.S.) dollars. At March 31, 2011 and December 31, 2010, the underlying currency for approximately 50.2% and 51.1% of consolidated assets, respectively, was the Renminbi. The functional currency of Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At March 31, 2011 and December 31, 2010, the underlying currency for approximately 1.1% of consolidated assets was the Japanese Yen. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to its foreign exchange exposure.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At March 31, 2011 and December 31, 2010, the Company’s total inventory reserve balances were $498,000 and $482,000, respectively.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position or statement of operations.

3. LONG-TERM INVESTMENTS

Investments held by the Company at March 31, 2011 and December 31, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At March 31, 2011, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.2 million with a maturity date in 2017.  The Company has classified these investments as long-term assets due to liquidity issues that have been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of				Valuation
	March 31, 2011	Level 1	Level 2	Level 3	Technique

Auction rate securities	$4,820	$-	$-	$4,820	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2011	$5,020
Redemptions	(200)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at March 31, 2011	$4,820

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2011 and December 31, 2011.  The Company estimated the fair value of these securities at March 31, 2011 and December 31, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the first quarter of 2011 resulted in no change to the unrealized impairment loss on record at December 31, 2010.  As of March 31, 2011, the unrealized impairment loss is $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:
	March 31,	December 31,
	2011	2010
Raw materials	$4,505,477	$3,583,679
Work in process	3,886,662	3,276,095
Finished units	1,659,500	2,063,353
Total	$10,051,639	$8,923,127

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC 805. The Company reported goodwill of $4,948,646 at March 31, 2011.

 The Company performed an annual impairment test for goodwill during the fourth quarter of 2010 and concluded that no impairment existed as of December 31, 2010.  It is the Company’s opinion that there has been no change in circumstances that would indicate a potential impairment as of March 31, 2011.  The Company will continue to perform an annual impairment test for goodwill during the fourth quarter of each fiscal year, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

As of March 31, 2011, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)

Patents	$1,089,310	$(225,979)	$863,331	15
Know-how	536,740	(303,999)	232,741	5
Trademarks	396,730	(239,691)	157,039	2
Customer relationships	4,655,059	(615,168)	4,039,891	8-10
Developed technology	7,251,810	(896,209)	6,355,601	8-10
	$13,929,649	$(2,281,046)	$11,648,603

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $406,000 and $339,000, respectively for the three months ended March 31, 2011 and 2010.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight line method best approximates the economic pattern of usefulness of those assets.

6.  NOTE PAYABLE TO BANK

On June 30, 2010, MTS, a wholly owned subsidiary of MEMSIC Semiconductor, entered into a five-year project loan agreement with Agricultural Bank of China. The total loan available is $20 million, of which $15 million was used by the Company for the purchase of substantially all the assets acquired from Crossbow Technology, Inc., $3 million for working capital purposes and $2 million for the purchase of equipment to be used in the manufacture of the Company’s system solution products.

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There’s no other financial covenant required for this loan. As of March 31, 2011, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the three months ended March 31, 2011 was $0.2 million.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

7. STOCK BASED COMPENSATION

Description of Plan

On March 29, 2000, the Company’s stockholders and board of directors approved the 2000 Omnibus Stock Plan (the “2000 Plan”), as amended, under which 2,969,000 shares of the Company’s common stock were reserved for issuance to directors, officers, employees, and consultants.  With the adoption of the 2007 Plan discussed below, the Company no longer grants awards under the 2000 Plan.

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

Options granted under the 2000 Plan and the 2007 Plan may be incentive stock options, nonqualified stock options and/or restricted stocks. Both the 2000 Plan and the 2007 Plan provide that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

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

On December 9, 2009, the Company’s board of directors approved the 2009 Nonqualified Inducement Stock Option Plan (the “2009 Plan”) with an effective date on January 15, 2010, the acquisition closing date. Under the 2009 Plan, up to 1,250,000 shares of the Company’s common stock may become available for issuance. On December 23, 2010, the Company’s board of directors approved an Amended and Restated 2009 Nonqualified Inducement Stock Option Plan (the “Amended and Restated Plan”) and an increase in shares of the Company’s common stock available for issuance under the Amended and Restated Plan from 1,250,000 to 2,500,000. Except as otherwise determined by the Compensation Committee of the Company’s board of directors, the form of option to be employed under the Amended and Restated Plan shall be substantially identical to the form of nonqualified option customarily used under the Company’s 2007 Stock Incentive Plan.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair values per share of the options granted during the three months ended March 31, 2011 and 2010 were $1.81 and $2.14, respectively, utilizing the following assumptions:

	Three Months Ended March 31,
	2011	2010
Volatility	64%	69% - 70%
Expected dividend yield	0%	0%
Expected life	5.8 years	5.8-6.0 years
Risk free interest rate	2.34%	2.40%
Forfeitures	38%	36-37%

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the three months ended March 31, 2011 based on the historical volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

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

For the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $401,415 and $383,489, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2011 and 2010 was allocated as follows:

	Three Months Ended March 31,
	2011	2010

Research and development	$121,194	$38,857
Sales and marketing	66,015	44,773
General and administrative	214,206	299,859
Total	$401,415	$383,489

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense for stock option grants to consultants in the amount of $10,700 and $0, respectively.

At March 31, 2011, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $2.8 million. The total unrecognized stock-based compensation expense related to the non-qualified common stock option grants to consultants expected to be charged to operations was estimated to approximate $10,700 at March 31, 2011.

The stock option activity under the 2000, 2007 and 2009 Plan for the three months ended March 31, 2011 is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value

Options outstanding at December 31, 2010	2,588,080	$4.76	7.4	$1,863,883

Granted	5,000	3.06
Exercised	(3,000)	1.74
Cancelled	(149,950)	3.32

Options outstanding at March 31, 2011	2,440,130	$4.85	7.1	$2,237,980

Options exercisable at March 31, 2011	1,151,017	$4.40	6.1	$1,514,875

Options available for grant at March 31, 2011	3,297,425

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2011 and 2010 were $5,720 and $24,348, respectively. The total fair value of options which became exercisable during the three months ended March 31, 2011 and 2010 was approximately $406,000 and $183,000, respectively.

8. COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three months ended March 31, 2011 and 2010, the Company’s comprehensive loss is the sum of net loss and the foreign currency translation adjustment, as follows:

	For the three months ended March 31,
	2011	2010

Net loss attributable to MEMSIC, Inc.	$(1,328,179)	$(2,319,962)
Foreign currency translation adjustment	183,678	4,586

Comprehensive loss attributable to MEMSIC, Inc.	(1,144,501)	(2,315,376)

Net income attributable to noncontrolling interest	72,471	47,141

Total comprehensive loss	$(1,072,030)	$(2,268,235)

9. COMMON STOCK

The Company reserved 5,737,555 and 4,218,954 shares at March 31, 2011 and 2010 for issuance upon exercise of options to purchase common stock.

10. NET LOSS PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net loss attributable to MEMSIC, Inc.	$(1,328,179)	$(2,319,962)

Denominator:
Basic weighted average shares	23,811,058	23,797,008
Dilutive effect of common stock equivalents	-	-
Diluted weighted average shares	23,811,058	23,797,008

Net loss per common share:	$(0.06)	$(0.10)

During the three months ended March 31, 2011 and 2010, the Company had 0.8 million and 1.5 million dilutive potential common shares in the form of stock options which were not included in the computation of net income per diluted share because these stock options would be anti-dilutive.

11. SEGMENT INFORMATION

The Company conducts its operations and manages its business in two reporting segments. The Company develops, designs, manufactures and markets (i) semiconductor sensor products (“sensor products”) based on MEMS technology and advanced integrated circuit design, and (ii) sensor system solution products (“system solution products”) which incorporates sensors with on-board computing, wireless communications and systems and application software solutions. In making operating decisions, the Company’s chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product unit and the system solution product unit separately, but utilizes enterprise wide operating expense and earning results.

Revenues and gross profit by reportable segment

	Three months ended March 31,
	2011	2010
Revenue
Sensor products	$10,236,102	$4,958,066
System solution products	2,718,818	2,313,927
Total	$12,954,920	$7,271,993

Gross Profit
Sensor products	$3,342,278	$1,797,144
System solution products	1,599,443	1,048,350
Total	$4,941,721	$2,845,494

Revenues by product application

The categorization of revenue by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated.

	Three months ended March 31,
	2011	2010
Mobile phone	$4,659,752	$1,255,961
Consumer	1,377,202	906,044
Automotive	3,841,147	2,437,563
Industrial/other	3,076,819	2,672,425
Total	$12,954,920	$7,271,993

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
Asia (excluding Japan)	$6,239,918	$2,528,094
Europe	975,244	725,035
Japan	1,920,694	1,155,208
North America	3,739,196	2,797,051
Other	79,868	66,605
Total	$12,954,920	$7,271,993

Total Assets by geographical region

Total assets by geographical region are as follows:

	March 31,	December 31,
	2011	2010

United States	$56,399,137	$56,250,073
China	58,203,170	60,172,360
Japan	1,302,995	1,242,663
Total	$115,905,302	$117,665,096

Total long-lived assets by geographical region are as follows:

	March 31,	December 31,
	2011	2010

United States	$948,182	$1,034,156
China	21,101,196	20,980,268
Japan	1,241	1,078
Total	$22,050,619	$22,015,502

12. CONTINGENCIES

The Company also may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after March 31, 2011 through the date of filing these financial statements, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

We provide advanced semiconductor sensor and system solutions based on integrated MEMS technology and mixed signal circuit design. We operate and manage our business in two reporting segments. We develop, design, manufacture and market:

•	semiconductor sensor products, which we refer to as sensor products, based on MEMS technology and advanced integrated circuit design; and

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

Our system solution products, initially acquired from Crossbow Technology, Inc. in January 2010, consist of wireless sensors that connect the physical environment with enterprise management and information systems to provide advanced monitoring, automation and control solutions for a range of industries, as well as inertial systems that provide end-users and systems integrators with MEMS-based solutions for measurement of static and dynamic motion in a wide variety of challenging environments, including avionics, remotely operated vehicles, agricultural and construction vehicles, automotive test and wind power turbines.

We manufacture our sensor products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold. The system solution products were initially manufactured for us by Crossbow under a manufacturing agreement that we entered into in connection with the acquisition. We are in the process of migrating the manufacture of these products to China, with the objective of outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi.

 We sell our products either to distributors, which then resell to original equipment manufacturers, (“OEMs”) and original design manufacturers, (“ODMs”), or to OEM and ODM customers directly. Historically, a small number of our customers have accounted for a substantial portion of our revenue, and sales to our largest distributor customers and OEM and ODM customers have varied significantly. This significant variation is in part due to the fact that our sales are made on the basis of purchase orders rather than long-term contracts. Although our distributors generally provide us with non-binding rolling forecasts, our distributors generally have up to 30 days prior to delivery to cancel or reschedule shipments pursuant to our distribution agreements. This arrangement has added to the fluctuation and unpredictability of our sales. Because our products are a component of our customers’ products, our sales performance is significantly affected by the sales performance of our customers’ products. It is difficult for us to accurately forecast our product demand because in the case where we sell our products to distributors, we may not know the identity of the distributor’s OEM and ODM customers and information regarding their demand.

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

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with ASC Topic 605-15, Revenue Recognition. We sell our products to distributors as well as end customers.

Historically, our revenue has been derived primarily from shipments of our accelerometer products. As a result of our Crossbow acquisition in January 2010, net sales of system solution products have increased substantially and accounted for 21.0% of our net sales in the first quarter of 2011. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline due to the following factors, among others:

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

•
Changes in our product mix may affect the average selling prices of our products. For example, our products for consumer and mobile phone markets generally have lower average selling prices than products for the automotive and industrial markets. The average selling prices of products may also be affected by our strategy to increase market adoption of our products in certain markets; and

•	We occasionally grant discounts or modified payment terms to our large customers or OEM and ODM customers for high volume purchases.

Net Sales by Reportable Segment

Our sales consist of two reportable segments: sensor products that are used as components in our customers’ products and system solution products that incorporate sensors with on-board computing, wireless communications and systems and application software solutions and offer a complete system solution to our customers. The following table sets forth our net sales by reportable segment for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Sensor products	$10,236	79.0%	$4,958	68.2%
System solution products	2,719	21.0	2,314	31.8
Total	$12,955	100.0%	$7,272	100.0%

Net Sales by Application

In the first quarter of 2011, net sales from mobile phone applications were the largest component of our total sales, representing 36.0% of total net sales.  We expect that net sales from mobile phone applications will continue to be a major component of our total sales in 2011 as we are increasing design-in activities of our magnetic sensor product into smart phone applications.

Net sales from automotive applications continued to increase in the first quarter of 2011, primarily due to the increasing volume of our second automotive application in electronic stability control that commenced volume production in 2009. We expect our sales from automotive applications will continue to grow with our new application and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications increased in absolute terms in the first quarter of 2011 compared to the corresponding period of 2010 due to stronger sales in system solution products.

Net sales from consumer applications also increased in absolute terms in the first quarter of 2011 compared to the corresponding period of 2010. However, net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$4,660	36.0%	$1,256	17.3%
Consumer	1,377	10.6	906	12.5
Automotive	3,841	29.6	2,438	33.5
Industrial/other	3,077	23.8	2,672	36.7
Total	$12,955	100.0%	$7,272	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have customers representing 10% or more of our net sales, which combined accounted for approximately 46.8% and 30.2% of our net sales in the first quarter of 2011 and 2010.  The increase in 2011 over the prior year period is primarily due to the increase in sales of magnetic sensor product to a major cell phone manufacturer.

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

	Three months ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$6,240	48.2%	$2,528	34.8%
Europe	975	7.5	725	10.0
Japan	1,921	14.8	1,155	15.9
North America	3,739	28.9	2,797	38.4
Other	80	0.6	67	0.9
Total	$12,955	100.0%	$7,272	100.0%

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

In 2010, our system solution products were manufactured for us by Crossbow Technology, Inc. under a 12-month manufacturing agreement that we entered into in connection with the acquisition. We have completed the transition of manufacturing of our wireless system products to China, outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We are still in the process of transitioning the inertial system products and expect to complete the non-FAA certified product transition within 6 - 9 months. Meanwhile, we’ve extended the manufacturing agreement with Crossbow Technology for another 12-month support of manufacturing the non-FAA certified products and 24-month support of manufacturing the FAA certified products.

Gross Profit and Gross Margin

Recently our gross profit and gross margin from our sensor product have tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone and consumer applications have historically had lower margins than our products for automotive and industrial applications. We expect average gross margin will continue to decrease as the net sales to mobile phone application increase as a percentage of total sales. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved low cost sensor products because of the significant potential for further revenue growth in the mobile phone applications market.

The gross margin from systems solution products in the first quarter of 2011 are beginning to reflect the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. We expect the gross margins for our system solution products will continue to increase as we complete the transition to in-house manufacturing in China.

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

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect our research and development expenses in absolute terms to continue to increase in 2011 as we seek to diversify into non-accelerometer products. However, research and development expenses as a percentage of total net sales are expected to decline as our total net sales continue to increase.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives’ commissions; office rental; market promotion and other expenses and stock-based compensation. We expect sales and marketing expense to continue to increase in 2011 as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities.

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

Enterprise Income Tax

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with the “Enterprise Income Tax Law”, which approved by the National People’s Congress on March 16, 2007 and took effect on January 1, 2008, Foreign Investment Enterprises, or FIEs and domestic companies are subject to a uniform tax rate of 25%.

Prior to January 1, 2008, the Foreign Enterprise Income Tax Law and the related implementing rules provide certain favorable tax treatments to FIEs which qualify as high-technology companies and are registered and operate in designated high-technology zones in the PRC. Our Wuxi subsidiary is a high-technology FIE registered and operating in a designated high-technology zone. Accordingly, under the Foreign Enterprise Income Tax Law, its implementing rules and several local regulations, our Wuxi subsidiary is entitled to a preferential enterprise income tax rate of 15%. In addition, our Wuxi subsidiary is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008. After the two-year exemption period, our Wuxi subsidiary is entitled to a 50% reduction from the then applicable income tax rate for each year from 2009 through 2011. After the expiration of this five-year tax holiday period, a preferential enterprise income tax rate of 15% may apply for so long as our Wuxi subsidiary continues to be recognized as a “high-technology company especially supported by the PRC government.”

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

The new “Enterprise Income Tax Law” provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council.  While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies.

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

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations” Included in our December 31, 2010 annual report on Form 10-k.

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

We consider all accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following tables set forth a summary of our unaudited statements of operations data by reportable segments for the periods described by amount and as a percentage of our total net sales. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period:

	For the Three Months Ended March 31,
	2011		2010
	(dollar amounts in thousands)
	Amount	% of Sales	Amount	% of Sales
Net sales	$12,955	100.0%	$7,272	100.0%
Cost of goods sold	8,013	61.9	4,426	60.9
Gross profit	4,942	38.1	2,846	39.1

Operating expenses:
Research and development	2,298	17.7	1,974	27.1
Sales and marketing	1,465	11.3	1,071	14.7
General and administrative	2,254	17.4	1,985	27.3
Amortization	406	3.1	339	4.7
Total operating expenses	6,423	49.5	5,369	73.8

Operating loss	(1,481)	(11.4)	(2,523)	(34.7)

Other income:
Interest and dividend income	83	0.6	117	1.6
Foreign exchange gain	191	1.5	4	0.1
Other, net	69	0.5	14	0.1
Total other income	343	2.6	135	1.9

Earnings (loss) before income taxes	(1,138)	(8.8)	(2,388)	(32.8)
Provision for (benefit from) income taxes	117	0.9	(116)	(1.6)
Net income	(1,255)	(9.7)	(2,272)	(31.3)

Less: net income attributable to noncontrolling interest	72	0.5	47	0.6
Net income (loss) attributable to MEMSIC, Inc.	$(1,327)	(10.2)%	$(2,319)	(31.9)%

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Net sales.    Our net sales increased by 78.1% to $13.0 million for the three months ended March 31, 2011 from $7.3 million in the corresponding period of 2010. This increase was primarily attributable to a $5.3 million increase in net sales of our sensor products as a result of a significant increase in our magnetic sensor sales for mobile phone applications and steady year over year increases in sales in automotive applications.  Additionally, net sales in our systems solutions products reported an increase of $0.4 million, which is primarily due to the fact that 2011 results represented a full quarter of operations whereas the corresponding reported results for the quarter ended March 31, 2010 only covered results from the date of the Crossbow acquisition, or January 15, 2010, forward.

Cost of goods sold.    Our cost of goods sold increased by 81.0% to $8.0 million for the three months ended March 31, 2011 from $4.4 million for the corresponding period in 2010. This increase was primarily due to the increase in the volume of units sold in both our sensor and systems solutions products.

Gross profit and gross margin.   Our gross profit increased by 73.6% to $4.9 million for the three months ended March 31, 2011 from $2.8 million in the corresponding period of 2010. Our gross margin percentage decreased by approximately 1 percentage point to 38.1% for the three months ended March 31, 2011 from 39.1% in the corresponding period of 2010.

Our gross profits and gross margins by reportable segment are shown in the following table (dollars in thousands):

	Three months ended March 31,
	2011		2010
	Amount	Margin %	Amount	Margin %
Sensor products	$3,342	32.6%	$1,797	36.2%
System solution products	1,600	58.8	1,048	45.3
Total	$4,942	38.1%	$2,845	39.1%

Gross profit from our sensor products increased from $1.8 million for the three months ended March 31, 2010 to $3.3 million for the corresponding period in 2011, which was primarily due to increased sales volume.  Gross margin of our sensor products decreased from 36.2% for the three months ended March 31, 2010 to 32.6% for the corresponding period of 2011 as a result of changes in our sales mix, and in particular, an increase in sales for lower margin cell phone applications. Gross profit of our system solution products increased to $1.6 million for the first three months of 2011 from $1.0 million for the first three months of 2010 as a result of higher sales volume.  Gross margin of our system solution products increased from 45.3% for the first three months of 2010 to 58.8% for the first three months of 2011 as a result of both an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin percentage to remain strong as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses increased by 16.4% to $2.3 million for the three months ended March 31, 2011 from $2.0 million in the corresponding period of 2010.  This increase was primarily due to the design, tape-out, testing and material costs related to developing new products in our sensor products business and consulting and testing expenses related to upgrading and reengineering of our systems solutions products. Research and development expenses, as a percentage of total net sales, decreased to 17.7% for the three months ended March 31, 2011 from 27.1% for the corresponding period of 2010.

Sales and marketing.    Our sales and marketing expenses increased by 36.8% to $1.5 million for the three months ended March 31, 2011 from $1.1 million for the corresponding period of 2010. The increase was primarily due to additional sales resources, more travel expenses and sales representatives’ commission expenses as our sales increased.  Sales and marketing expenses, as a percentage of total net sales, decreased to 11.3% for the three months ended March 31, 2011 from 14.7% for the corresponding period of 2010.

General and administrative.    Our general and administrative expenses increased by 13.6% to $2.3 million for the three months ended March 31, 2011 from $2.0 million in the corresponding period of 2010.  This increase was primarily due to the addition of a senior management member and increased office and administrative expenses of our California office.  General and administrative expenses, as a percentage of total net sales, decreased to 17.4% for the three months ended March 31, 2011 from 27.3% for the corresponding period in 2010.

Amortization expense. Amortization expense increased 19.8% to $0.4 million for the first three months of 2011 compared to $0.3 million for the corresponding period in 2010.  The increase is primarily attributable to a full quarter of expense in 2011 compared to the two and a half months reporting period in 2010 which began on the date of our acquisition of Crossbow, or January 15, 2010.

Other income.    Our other income was $343,000 for the three months ended March 31, 2011 compared to $134,000 in the corresponding period of 2010. The increase was primarily attributable to foreign exchange gain partially offset by a decrease in interest income due to lower interest rates.

Provision for income taxes.    Our income tax provision was $117,000 for the three months ended March 31, 2011 compared to an income tax benefit of $116,000 in the corresponding period of 2010. Our income tax provision for the first quarter of 2011 reflected a provision of $99,000 related to income in Crossbow Japan and a provision of $22,000 related to certain deferred tax liabilities, offset by a tax benefit of $4,000 related to a change in the deferred tax assets in China.

Our income tax benefit for the first quarter of 2010 reflected an income tax benefit of $122,000 related to the recognition of a research and development tax credit earned in China and the benefit of $92,000 related to losses incurred by our Wuxi subsidiary at the effective rate of 12.5%.  These amounts were partially offset by the recognition of a provision related to certain deferred tax liability in the U.S. and a provision related to the joint venture in Japan.

Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will terminate at the end of 2011.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $51.3 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

           As of March 31, 2011, our investments included $4.8 million (net of $400,000 temporary impairment loss previously taken) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $4.8 million of auction rate securities we held at March 31, 2011 as long-term investments.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $3.8 million, which was derived from a net loss of $1.3 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $1.5 million, was mainly attributable to depreciation and amortization expense of $1.1 million, stock-based compensation of $0.4 million, an increase in deferred rent of $41,000 and an increase in deferred tax assets of $19,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $4.1 million, was primarily the result of increases of $1.8 million in accounts receivables due to increased sales, $1.1 million increase in inventories and $0.7 million increase in other assets, partially offset by a $0.5 million increase in accounts payable and accrued expenses.

Net cash used in operating activities for the three months ended March 31, 2010 was $413,000, which was derived from a net loss of $2.3 million, adjusted to reflect a net increase relating to non-cash items and a net increase relating to changes in balances of operating assets and liabilities. The adjustments relating to non-cash items, a net increase of $1.1 million, were primarily due to depreciation and amortization expense of $0.9 million and stock-based compensation expense of $0.4 million, offset by an increase deferred tax asset of $0.2 million. The adjustments related to changes in balances of operating assets and liabilities, a net increase in cash of $0.8 million, were primarily attributable to a $0.8 million reduction of inventories due primarily to increased unit sales and a $0.9 million increase in accounts payable and accrued expenses, offset by a $0.2 million increase in accounts receivable due to the increase in net sales over the fourth quarter of 2009 and a $0.7 million increase in other assets, primarily due to an increase in certain prepaid expenses including insurance, VAT receivables and supplier deposits.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $0.3 million, primarily consisting of $0.5 million used for the purchase of property and equipment mainly attributable to expansion of manufacturing operations in China, offset by proceeds from the sale of investments of $0.2 million.

Net cash used in investing activities for the three months ended March 31, 2010 was $18.7 million, primarily consisting of payment of $17.6 million, net of acquired cash of $0.4 million for the Crossbow acquisition and purchase of property and equipment for expanding our manufacturing capacity of $1.3 million, offset by proceeds from sale of investments of $0.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $110,000, consisting cash dividend of $115,000 paid to the minority owner of Crossbow Japan and proceeds of $5,000 from exercise of options to purchase common stock.

Net cash used in the financing activities for the three months ended March 31, 2010 was $39,000, reflected cash dividend of $52,000 paid to the minority owner of the joint venture in Japan and proceeds of $13,100 from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, other than property and equipment operating leases, nor do we have any transactions, arrangements or other relationships with any special purpose entities established by us, at our direction or for our benefit.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of March 31, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through March 31, 2011, we have applied approximately $7.5 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.0 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $23.7 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

		Filed/Furnished with	Incorporated by Reference
Exhibit		This			Exhibit
No.	Description	Form 10-Q	Form	Filing Date	No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X

31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X

32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: May 13, 2011	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: May 13, 2011	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer