Form 10-Q
period 2011-06-30
MEMSIC Inc
filed 2011-08-11
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of August 8, 2011 was 23,968,813.

MEMSIC, Inc.
FORM 10-Q, June 30, 2011
TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2
	Unaudited Consolidated Statement of Stockholders’ Equity	3
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4
	Notes to Unaudited Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 6.	Exhibits	31
Signatures

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$50,475,499	$55,694,205
Restricted cash	2,394,110	2,928,933
Short-term investments	1,353,672	-
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of June 30, 2011 and December 31, 2010	6,423,290	3,664,444
Inventories	9,689,542	8,923,127
Other assets	2,919,670	2,537,445
Total current assets	73,255,783	73,748,154

Property and equipment, net	27,809,748	22,015,502
Long-term investments	4,820,000	5,020,000
Goodwill	4,997,441	4,919,513
Intangible assets, net	11,480,353	11,894,328
Other assets	28,789	67,599
Total assets	$122,392,114	$117,665,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,174,793	$4,563,420
Accrued expenses	2,059,372	2,969,839
Advance research funding	2,394,110	2,928,933
Current portion of long-term debt	500,000	-
Total current liabilities	11,128,275	10,462,192

Note payable to bank	17,430,000	17,930,000
Building liability	5,625,000	-
Deferred rent	139,330	90,036
Total other liabilities	23,194,330	18,020,036

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,968,813 and 23,810,613 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	240	238

Additional paid-in capital	100,450,269	99,615,378
Accumulated other comprehensive income	3,577,226	3,029,372
Accumulated deficit	(16,260,047)	(13,823,565)
MEMSIC, Inc. stockholders' equity	87,767,688	88,821,423

Non-controlling interest related to joint venture in Japan	301,821	361,445
Total stockholders' equity	88,069,509	89,182,868
Total liabilities and stockholders’ equity	$122,392,114	$117,665,096

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$15,372,634	$9,095,626	$28,327,554	$16,367,619
Cost of goods sold	10,374,465	5,407,199	18,387,664	9,833,698
Gross profit	4,998,169	3,688,427	9,939,890	6,533,921

Operating expenses:
Research and development	2,112,136	2,035,088	4,409,973	4,008,745
Sales and marketing	1,529,907	1,108,852	2,994,653	2,180,330
General and administrative	2,519,970	2,328,037	4,774,230	4,313,086
Amortization expense	402,231	401,522	808,166	740,282
Total operating expenses	6,564,244	5,873,499	12,987,022	11,242,443

Operating loss	(1,566,075)	(2,185,072)	(3,047,132)	(4,708,522)

Other income:
Interest and dividend income	98,366	104,112	181,855	220,777
Foreign exchange gain	328,799	50,056	519,475	54,077
Other, net	13,844	37,702	82,420	51,210
Total other income	441,009	191,870	783,750	326,064

Loss before income taxes	(1,125,066)	(1,993,202)	(2,263,382)	(4,382,458)
Provision for (benefit from) income taxes	(3,084)	941	114,310	(115,494)
Net loss	(1,121,982)	(1,994,143)	(2,377,692)	(4,266,964)

Less: net income (loss) attributable to non-controlling interest	(13,681)	(20,052)	58,790	27,089
Net loss attributable to MEMSIC, Inc.	$(1,108,301)	$(1,974,091)	$(2,436,482)	$(4,294,053)

Net loss per common share to MEMSIC, Inc.:
Basic	$(0.05)	$(0.08)	$(0.10)	$(0.18)
Diluted	$(0.05)	$(0.08)	$(0.10)	$(0.18)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	23,823,321	23,804,863	23,818,467	23,800,936
Diluted	23,823,321	23,804,863	23,818,467	23,800,936

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
				Accumulated
			Additional	Other		MEMSIC, Inc.	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2010	23,810,613	$238	$99,615,378	$3,029,372	$(13,823,565)	$88,821,423	$361,445	$89,182,868

Net loss				-	(2,436,482)	(2,436,482)	58,790	(2,377,692)
Foreign currency translation adjustment				548,665	-	548,665	(3,025)	545,640
Unrealized loss on short-term investment				(811)	-	(811)	-	(811)
Comprehensive loss				547,854	(2,436,482)	(1,888,628)	55,765	(1,832,863)

Exercise of options to purchase common stock	158,200	2	40,661			40,663		40,663
Stock compensation expense			794,230			794,230		794,230
Dividend paid to non-controlling interest						-	(115,389)	(115,389)

Balance at June 30, 2011	23,968,813	$240	$100,450,269	$3,577,226	$(16,260,047)	$87,767,688	$301,821	$88,069,509

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,377,692)	$(4,266,964)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,347,781	1,079,769
Amortization	807,221	740,282
Stock compensation expense	794,230	673,706
Deferred rent	49,294	(6,049)
Deferred income taxes	33,806	(33,808)
Changes in operating assets and liabilities, net of the effects of business acquisition:
Restricted cash	586,642	451,670
Accounts receivable	(2,749,001)	(1,027,083)
Inventories	(580,922)	(618,969)
Other assets	(446,651)	(1,226,592)
Advance research funding	(586,642)	(451,670)
Accounts payable and accrued expenses	607,563	3,467,504
Net cash used in operating activities	(2,514,371)	(1,218,204)

Cash flows from investing activities:
Purchase of short-term investments	(1,354,353)	-
Proceeds from sale of long-term investments	200,000	180,000
Purchase of property and equipment	(1,095,474)	(6,761,583)
Acquisition payment net of acquired cash of $352,247	-	(17,647,753)
Net cash used in investing activities	(2,249,827)	(24,229,336)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(115,389)	(56,838)
Proceeds from exercise of options to purchase common stock	40,662	13,135
Proceeds from note payable to bank	-	17,930,000
Net cash provided by financing activities	(74,727)	17,886,297

Effect of exchange rate changes on cash and cash equivalents	(379,781)	2,682

Net decrease in cash and cash equivalents	(5,218,706)	(7,558,561)
Cash and cash equivalents —beginning of period	55,694,205	66,970,736
Cash and cash equivalents —end of period	$50,475,499	$59,412,175

Supplemental disclosures of cash flows information:
Building liability	$5,625,000	$-

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.

Notes to Unaudited Consolidated Financial Statements

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

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and its indirect wholly owned subsidiary, MEMSIC Transducer Systems Company Limited, (MTS), which are located in the People’s Republic of China (PRC).

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

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Reclassification

Certain amounts in the accompanying 2010 financial statements related to amortization expense and foreign exchange gain have been reclassified to permit comparison with the accompanying interim 2011 financial statements.

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

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for specific research and development projects the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations or property and equipment in the balance sheets as the Company performs the projects and has complied with the conditions or performance obligations attached to the related government grants.

Advance research funding activities for the six months ended June 30, 2011 are as follows:

Balance at January 1, 2011	$2,928,933
Funds received	108,300
Research and development activities	(104,775)
Property and equipment expenditures	(538,348)
Balance at June 30, 2011	$2,394,110

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company, MEMSIC Semiconductor and MTS are conducted in United States (U.S.) dollars. At June 30, 2011 and December 31, 2010, the underlying currency for approximately 54.0% and 51.1% of consolidated assets, respectively, was the Renminbi. The functional currency of Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At June 30, 2011 and December 31, 2010, the underlying currency for approximately 1.0% and 1.1% of consolidated assets, respectively, was the Japanese Yen. The Company has not utilized hedging strategies with respect to its foreign exchange exposure.

The financial statements of MEMSIC Semiconductor, MTS and Crossbow Japan are translated into U.S. dollars in accordance with U.S. GAAP. The functional currencies of MEMSIC Semiconductor, MTS and Crossbow Japan are translated into U.S. dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the period. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of other comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At June 30, 2011 and December 31, 2010, the Company’s total inventory reserve balances were $591,000 and $482,000, respectively.

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

The Company sells its products to distributors as well as to end customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances upon authorization of the company. Accordingly, the Company follows the following criteria for recognition of sales to distributors: (i) the selling price to the distributor is fixed or determinable at the date of shipment; (ii) the distributor’s obligation to pay the selling price is not contingent on resale of the product; (iii) the Company’s product has been shipped and risk of loss has passed to the distributor; (iv) it is probable that the amount due from the distributor will be collected; (v) the Company does not have significant future obligations to directly assist in the distributor’s resale of the product; and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, the Company recognizes revenue upon shipment to the distributor and estimates returns based on historical sales returns.

Stock-Based Compensation

   The Company accounts for share-based payments to employees based on requirements that all share-based payments to employees, including grants of employee stock options, shall be recognized in the financial statements based on their fair values. The cost of equity-based service awards is based on the grant-date fair value of the award and is recognized over the period during which the employee is required to provide service in exchange for the award (vesting period). Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting purposes over the term of performance or vesting.

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

3. LONG-TERM INVESTMENTS

Long-term investments held by the Company at June 30, 2011 and December 31, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At June 30, 2011, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.2 million with a maturity date in 2017.  The Company has classified these investments as long-term assets due to liquidity issues that have been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of				Valuation
	June 30, 2011	Level 1	Level 2	Level 3	Technique

Auction rate securities	$4,820	$-	$-	$4,820	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2011	$5,020
Redemptions	(200)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at June 30, 2011	$4,820

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2011 and December 31, 2010.  The Company estimated the fair value of these securities at June 30, 2011 and December 31, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the second quarter of 2011 resulted in no change to the unrealized impairment loss on record at December 31, 2010.  As of June 30, 2011, the unrealized impairment loss is $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$4,473,900	$3,583,679
Work in process	3,225,898	3,276,095
Finished units	1,989,744	2,063,353
Total	$9,689,542	$8,923,127

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC 805. The Company reported goodwill of $4,997,441 at June 30, 2011 which includes foreign exchange impact $77,928 for the six months ended June 30, 2011.

 The Company performed an annual impairment test for goodwill during the fourth quarter of 2010 and concluded that no impairment existed as of December 31, 2010.  It is the Company’s opinion that there has been no change in circumstances that would indicate a potential impairment as of June 30, 2011.  The Company will continue to perform an annual impairment test for goodwill during the fourth quarter of each fiscal year, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

As of June 30, 2011, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)

Patents	$1,160,575	$(246,445)	$914,130	15
Know-how	569,760	(339,042)	230,718	5
Trademarks	396,730	(289,282)	107,448	2
Customer relationships	4,715,056	(746,253)	3,968,803	8-10
Developed technology	7,346,953	(1,087,699)	6,259,254	8-10
	$14,189,074	$(2,708,721)	$11,480,353

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $808,000 and $740,000, respectively for the six months ended June 30, 2011 and 2010.

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of June 30, 2011, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the three and six months ended June 30, 2011 was $0.2 million and $0.4 million respectively.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

7.  BUILDING LIABILITY

At June 30, 2011, the Company recorded a building liability in the amount of $5.6 million related to the construction of the new MTS facility in Wuxi, China, which is based upon an estimate of total construction costs incurred to date. The construction site is located on the same property as our June 2010 land purchase. Construction of the facility started in August of 2010 and is expected to be completed in August 2011. The construction is financed by the local Chinese government. Per agreement with the local Chinese government, at the completion of the building, the Company can either lease the building for five years or purchase the building at cost from the government.

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

Options granted under the 2000 Plan and the 2007 Plan may be incentive stock options or nonqualified stock options. Both the 2000 Plan and the 2007 Plan provide that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price on the incentive stock option must be 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

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

On December 9, 2009, the Company’s board of directors approved the 2009 Nonqualified Inducement Stock Option Plan (the “2009 Plan”) with an effective date on January 15, 2010, the closing date of the acquisition of Crossbow assets. Under the 2009 Plan, up to 1,250,000 shares of the Company’s common stock may become available for issuance. On December 23, 2010, the Company’s board of directors approved an Amended and Restated 2009 Nonqualified Inducement Stock Option Plan (the “Amended and Restated Plan”) and an increase in shares of the Company’s common stock available for issuance under the Amended and Restated Plan from 1,250,000 to 2,500,000. Except as otherwise determined by the Compensation Committee of the Company’s board of directors, the form of option to be employed under the Amended and Restated Plan shall be substantially identical to the form of nonqualified option customarily used under the Company’s 2007 Stock Incentive Plan.

On June 29, 2011 at its Annual Meeting of Stockholders, the Company’s stockholders approved the Amendment and Restatement of the Company’s 2007 Plan. The Amended and Restated 2007 Plan

•	permits the granting of restricted stock units (“RSU”), performance-based stock awards and stock appreciation rights;

•	eliminates the ability to reprice options;

•	extends the expiration date of the plan to June 29, 2021;

•	provides that awards may qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended; and

•	incorporates certain other administrative provisions.

The approval of the amendment and restatement of the 2007 Plan does not change the number of shares available for awards under the 2007 Plan.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair value per share of the options granted during the three and six months ended June 30, 2011 was $1.97, while the weighted-average fair values per share of the options granted during the three and six months ended June 30, 2010 were $2.07 and $2.12, respectively, utilizing the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Volatility	64%	67%	64%	67% - 70$
Expected dividend yield	0%	0%	0%	0%
Expected life	5.6 years	6.0 years	5.6 - 5.8 years	5.0 - 6.0 years
Risk free interest rate	2.20%	2.65%	2.20% - 2.34%	2.42% - 2.65%
Forfeitures	37%	36%	36% - 37%	36%- 37%

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the six months ended June 30, 2011 based on the historical volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

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

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $392,814 and $290,217, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $749,230 and $673,706, respectively.  Stock-based compensation expense related to stock options for the three and six months ended June 30, 2011 and 2010 was allocated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Research and development	$63,385	$26,230	$184,579	$65,087
Sales and marketing	21,914	40,284	87,929	85,057
General and administrative	307,515	223,703	521,722	523,562
Total	$392,814	$290,217	$794,230	$673,706

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three and six months ended June 30, 2011, the Company recorded compensation expense for stock option grants to consultants in the amount of $6,700 and $17,000, respectively. The Company has no compensation expense for stock option grants to consultants in the first six months of 2010.

The Company accounted for restricted stock awards (“RSA”) and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three and six months ended June 30, 2011, the Company recorded compensation expense for RSAs and RSUs in the amount of $64,000.

At June 30, 2011, total unrecognized stock-based compensation expense for stock options, RSAs and RSUs granted to the Company’s employees and directors was estimated to approximate $4.0 million. The total unrecognized stock-based compensation expense related to the non-qualified common stock option grants to consultants expected to be charged to operations was estimated to approximate $4,000 at June 30, 2011.

The stock option activity under the 2000, 2007 and 2009 Plans for the six months ended June 30, 2011 is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value

Options outstanding at December 31, 2010	2,588,080	$4.76	7.4	$1,863,883

Granted	645,000	1.61
Exercised	(18,200)	2.23
Cancelled	(223,750)	3.28

Options outstanding at June 30, 2011	2,991,130	$4.21	7.5	$2,978,073

Options exercisable at June 30, 2011	1,201,105	$4.36	6.0	$1,355,303

Options available for grant at June 30, 2011	2,727,900

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and six months ended June 30, 2011 were $16,600 and $21,600, respectively. The total fair value of options which became exercisable during the three and six months ended June 30, 2011 were approximately $158,000 and $397,000, respectively. The total fair value of options which became exercisable during the three and six months ended June 30, 2010 were approximately $62,000 and $177,000, respectively.

9. COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and six months ended June 30, 2011 and 2010, the Company’s comprehensive loss is the sum of net loss, unrealized loss on investment and the foreign currency translation adjustment, as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net loss attributable to MEMSIC, Inc.	$(1,108,301)	$(1,974,091)	$(2,436,482)	$(4,294,053)
Other comprehensive income (loss):
Unrealized loss on investments	(811)	-	(811)	-
Foreign currency translation adjustment	361,962	180,659	548,665	185,245

Comprehensive loss attributable to MEMSIC, Inc.	(747,150)	(1,793,432)	(1,888,628)	(4,108,808)
Net income (loss) attributable to noncontrolling interest	(13,681)	(20,052)	58,790	27,089
Foreign currency translation adjustment	-	-	(3,025)	-
Comprehensive loss attributable to noncontrolling interest	(13,681)	(20,052)	55,765	27,089
Total comprehensive loss	$(760,831)	$(1,813,484)	$(1,832,863)	$(4,081,719)

10. COMMON STOCK

The Company reserved 5,719,030 and 4,208,954 shares at June 30, 2011 and 2010, respectively for issuance upon exercise of options to purchase common stock.

11. NET LOSS PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to MEMSIC, Inc.	$(1,108,301)	$(1,974,091)	$(2,436,482)	$(4,294,053)

Denominator:
Basic weighted average shares	23,823,321	23,804,863	23,818,467	23,800,936
Dilutive effect of common stock equivalents	-	-	-	-
Diluted weighted average shares	23,823,321	23,804,863	23,818,467	23,800,936

Net loss per common share	$(0.05)	$(0.08)	$(0.10)	$(0.18)

During the six months ended June 30, 2011 and 2010, the Company had 1.0 million and 1.6 million, respectively, dilutive potential common shares in the form of stock options which were not included in the computation of net loss per diluted share because these stock options would be anti-dilutive.

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

Revenues and gross profit by reportable segment

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Sensor products	$12,742,245	$6,296,037	$22,978,347	$11,254,103
System solution products	2,630,389	2,799,589	5,349,207	5,113,516
Total	$15,372,634	$9,095,626	$28,327,554	$16,367,619

Gross Profit
Sensor products	$3,695,571	$2,355,361	$7,037,849	$4,152,505
System solution products	1,302,598	1,333,066	2,902,041	2,381,416
Total	$4,998,169	$3,688,427	$9,939,890	$6,533,921

Revenues by product application

The categorization of revenue by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2011	2010
Mobile phone	$7,493,107	$842,619	$12,152,859	$2,098,580
Consumer	1,255,118	1,763,350	2,632,320	2,669,394
Automotive	3,459,332	3,200,110	7,300,479	5,637,673
Industrial/other	3,165,077	3,289,547	6,241,896	5,961,972
Total	$15,372,634	$9,095,626	$28,327,554	$16,367,619

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Asia (excluding Japan)	$8,677,298	$2,512,086	$14,917,216	$5,040,180
Europe	708,644	1,014,929	1,683,888	1,739,964
Japan	1,306,243	1,379,374	3,226,937	2,534,582
North America	4,596,375	4,013,074	8,335,571	6,810,125
Other	84,074	176,163	163,942	242,768
Total	$15,372,634	$9,095,626	$28,327,554	$16,367,619

Total Assets by geographical region

Total assets by geographical region are as follows:

	June 30,	December 31,
	2011	2010

United States	$55,080,263	$56,250,073
China	66,095,547	60,172,360
Japan	1,216,304	1,242,663
Total	$122,392,114	$117,665,096

Total long-lived assets by geographical region are as follows:

	June 30,	December 31,
	2011	2010

United States	$973,622	$1,034,156
China	26,834,987	20,980,268
Japan	1,139	1,078
Total	$27,809,748	$22,015,502
13. CONTINGENCIES

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after June 30, 2011 through the date of filing these financial statements, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances upon authorization of the Company. We recognize revenue in accordance with ASC Topic 605-15, Revenue Recognition. We sell our products to distributors as well as end customers.

Historically, our revenue has been derived primarily from shipments of our accelerometer products. As a result of our Crossbow acquisition in January 2010, our revenue has expanded to include net sales from system solution products, which accounted for 18.9% of our net sales in the first six months of 2011. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline due to the following factors, among others:

●
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

●
We may also reduce our product prices as we are able to increase our production yields by continuously improving the manufacturing efficiency or to reduce our manufacturing costs by re-engineering our product and reducing the overall material cost;

●
Changes in our product mix may affect the average selling prices of our products. For example, our products for consumer and mobile phone markets generally have lower average selling prices than products for the automotive and industrial markets. The average selling prices of products may also be affected by our strategy to increase market adoption of our products in certain markets; and

●	We occasionally grant discounts or modified payment terms to our large customers or OEM and ODM customers for high volume purchases.

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

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$12,742	82.9%	$6,296	69.2%	$22,978	81.1%	$11,254	68.8%
System solution products	2,630	17.1	2,800	30.8	5,349	18.9	5,114	31.2
Total	$15,372	100.0%	$9,096	100.0%	$28,327	100.0%	$16,368	100.0%

Sales from sensor products increased primarily due to a significant increase in our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.

Net Sales by Application

In the first six months of 2011, net sales from mobile phone applications were the largest component of our total sales, representing 42.9% of total net sales.  The increase was primarily due to increased magnetic sensor sales to a major mobile phone manufacturer. We expect that net sales from mobile phone applications will continue to be a major component of our total sales for the remainder of 2011 as we are increasing design-in activities with our magnetic sensor product into smart phone applications.

Net sales from automotive applications were the second largest component of our total sales, representing 25.8% of total net sales. We expect our sales from automotive applications will remain strong with our new application and the recovery of the automotive market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications increased in absolute terms in the first six months of 2011 compared to the corresponding period of 2010 mainly due to the fact that the 2011 results represented a full two quarters of operations whereas the corresponding results for the six months ended June 30, 2010 only covered results from the date of the Crossbow acquisition, or January 15, 2010, forward.

Net sales from consumer applications stayed flat in absolute terms in the first six months of 2011 compared to the corresponding period of 2010. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$7,493	48.7%	$843	9.3%	$12,153	42.9%	$2,099	12.8%
Consumer	1,255	8.2	1,763	19.4	2,632	9.3	2,669	16.3
Automotive	3,459	22.5	3,200	35.2	7,300	25.8	5,638	34.5
Industrial/other	3,165	20.6	3,290	36.1	6,242	22.0	5,962	36.4
Total	$15,372	100.0%	$9,096	100.0%	$28,327	100.0%	$16,368	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have customers representing 10% or more of our net sales, which combined accounted for approximately 50.7% of our net sales in the second quarter of 2011 compared with 29.2% in the corresponding period of 2010.  The increase in 2011 over the prior year period is primarily due to the increase in sales of magnetic sensor product to a major cell phone manufacturer.

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

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In Asia (excluding Japan), our revenue is primarily derived from products for mobile phone applications. We are also seeking to expand the consumer and industrial applications markets in that region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has fluctuated. The Crossbow acquisition has broadened our sales in the industrial and other markets in North America, Japan and Europe.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$8,677	56.4%	$2,512	27.6%	$14,917	52.7%	$5,040	30.8%
Europe	709	4.6	1,015	11.2	1,684	5.9	1,740	10.6
Japan	1,306	8.5	1,379	15.2	3,227	11.4	2,535	15.5
North America	4,596	29.9	4,013	44.1	8,335	29.4	6,810	41.6
Other	84	0.6	177	1.9	164	0.6	243	1.5
Total	$15,372	100.0%	$9,096	100.0%	$28,327	100.0%	$16,368	100.0%

The increase in net sales to Asia is mainly attributable to increased magnetic sensor sales to a major mobile phone manufacturer.

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

During the first six months of 2011, our wireless system solution products and part of the inertial system solution products were manufactured by our indirect subsidiary MTS in Wuxi. We are still in the process of transitioning the manufacturing of the rest of the non-FAA inertial system products from Crossbow Technology to MTS and expect to complete the transition by the end of this year. Meanwhile, we’ve extended the manufacturing agreement with Crossbow Technology for another 12-month support of manufacturing the non-FAA certified products and 24-month support of manufacturing the FAA certified products.

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

The gross margin from systems solution products in the first six months of 2011 are beginning to reflect the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. We expect the gross margins for our system solution products will continue to increase as we complete the transition to in-house manufacturing in China.

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

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect our research and development expenses in absolute terms to continue to increase for the remainder of 2011 as we seek to diversify into non-accelerometer products. However, research and development expenses as a percentage of total net sales are expected to decline as our total net sales continue to increase.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives’ commissions; office rental; market promotion and other expenses and stock-based compensation. We expect sales and marketing expense to continue to increase for the remainder of 2011 as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities.

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

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on our investments of cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision for Income Taxes

We conduct sensor sales through our headquarters in Andover, Massachusetts. Our Wuxi subsidiary is primarily engaged in manufacturing and engineering activities and does not conduct direct sales of our sensor products to customers. For internal accounting and PRC tax purposes, we account for the transfers of goods from our Wuxi subsidiary to our U.S. headquarters as sales, and calculate the transfer price of such sales based on a markup of manufacturing and operating costs. We believe the prices of these sales were consistent with the prevailing market prices.

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

PRC Enterprise Income Tax

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

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2011			2010			2011			2010
	Amount	% of net sales		Amount	% of net sales		Amount	% of net sales		Amount	% of net sales
	(dollar amounts in thousands)						(dollar amounts in thousands)
Net sales	$15,372	100.0%		$9,096	100.0%		$28,327	100.0%		$16,368	100.0%
Cost of goods sold	10,374	67.5		5,407	59.4		18,387	64.9		9,834	60.1
Gross profit	4,998	32.5		3,689	40.6		9,940	35.1		6,534	39.9

Operating expenses:
Research and development	2,112	13.7		2,035	22.4		4,410	15.6		4,009	24.5
Sales and marketing	1,530	10.0		1,109	12.2		2,995	10.6		2,180	13.3
General and administrative	2,520	16.4		2,328	25.6		4,774	16.8		4,313	26.4
Amortization	402	2.6		402	4.4		808	2.8		740	4.5
Total operating expenses	6,564	42.7		5,874	64.6		12,987	45.8		11,242	68.7

Operating loss	(1,566)	(10.2)		(2,185)	(24.0)		(3,047)	(10.7)		(4,708)	(28.8)

Other income:
Interest and dividend income	98	0.6		104	1.1		182	0.6		221	1.4
Foreign exchange gain	329	2.2		50	0.6		519	1.8		54	0.3
Other, net	14	0.1		38	0.4		82	0.3		51	0.3
Total other income	441	2.9		192	2.1		783	2.7		326	2.0

Earnings (loss) before income taxes	(1,125)	(7.3)		(1,993)	(21.9)		(2,264)	(8.0)		(4,382)	(26.8)
Provision for (benefit from) income taxes	(3)	(0.0)		1	0.0		114	0.4		(115)	(0.7)
Net loss	(1,122)	(7.3)		(1,994)	(21.9)		$(2,378)	(8.4)		$(4,267)	(26.1)

Less: net income (loss) attributable to noncontrolling interest	(14)	(0.1)		(20)	(0.2)		59	0.4		27	0.3
Net loss attributable to MEMSIC, Inc.	$(1,108)	(7.2	) %	$(1,974)	(21.7	) %	$(2,437)	(8.8	) %	$(4,294)	(26.4	) %

Net sales.    Our net sales increased by 69.0% to $15.4 million for the three months ended June 30, 2011 from $9.1 million in the corresponding period of 2010. This increase was primarily attributable to a $6.4 million increase in net sales of our sensor products as a result of a significant increase in our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.

Cost of goods sold.    Our cost of goods sold increased by 91.9% to $10.4 million for the three months ended June 30, 2011 from $5.4 million for the corresponding period of 2010. This increase was primarily due to the increase in the volume of units sold in our sensor products.

Gross profit and gross margin.   Our gross profit increased by 35.5% to $5.0 million for the three months ended June 30, 2011 from $3.7 million in the corresponding period of 2010. Our gross margin percentage decreased by approximately 8.2 percentage points to 32.5% for the three months ended June 30, 2011 from 40.6% in the corresponding period of 2010.

Our gross profits and gross margins by reportable segment are shown in the following table (dollars in thousands):

	Three months ended June 30,
	2011		2010
	Gross Profit	Margin %	Gross Profit	Margin %
Sensor products	$3,696	29.0%	$2,356	37.4%
System solution products	1,302	49.5	1,333	47.6
Total	$4,998	32.5%	$3,689	40.6%

Gross profit from our sensor products increased from $2.4 million for the three months ended June 30, 2010 to $3.7 million for the corresponding period of 2011, which was primarily due to increased sales volume from our magnetic sensor product.  Gross margin of our sensor products decreased from 37.4% for the three months ended June 30, 2010 to 29.0% for the corresponding period of 2011 as a result of changes in our sales mix.  Net sales of lower-margin mobile phone applications increased from 9.3% of net sales for the second quarter of 2010 to 48.7% of net sales for the second quarter of 2011, which negatively affected the average gross margin.

Gross profit of our system solution products remained unchanged at $1.3 million for the three months ended June 30, 2011 from the corresponding period of 2010.  Gross margin of our system solution products increased from 47.6% for the three months ended June 30, 2010 to 49.5% for the three months ended June 30, 2011 as a result of both an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin percentage to remain strong as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses increased by 3.8% to $2.1 million for the three months ended June 30, 2011 from $2.0 million in the corresponding period of 2010.  This increase was primarily due to the design, tape-out, testing and material costs related to developing new products in our sensor product business and consulting and testing expenses related to upgrading and reengineering of our systems solutions products. Research and development expenses, as a percentage of total net sales, decreased to 13.7% for the three months ended June 30, 2011 from 22.4% for the corresponding period of 2010.  We expect our research and development expenses, as a percentage of total net sales, will remain below the 2010 level as our revenue grows.

Sales and marketing.    Our sales and marketing expenses increased by 38.0% to $1.5 million for the three months ended June 30, 2011 from $1.1 million for the corresponding period of 2010. The increase was primarily due to additional sales resources, more travel expenses and sales representatives’ commission expenses as our sensor product sales increased.  Sales and marketing expenses, as a percentage of total net sales, decreased to 10.0% for the three months ended June 30, 2011 from 12.2% for the corresponding period of 2010.

General and administrative.    Our general and administrative expenses increased by 8.2% to $2.5 million for the three months ended June 30, 2011 from $2.3 million in the corresponding period of 2010.  This increase was primarily due to the hiring of our President of North American and European Operations and increased office and administrative expenses of our California office.  General and administrative expenses, as a percentage of total net sales, decreased to 16.4% for the three months ended June 30, 2011 from 25.6% for the corresponding period in 2010.

Amortization expense. Amortization expense remained unchanged at $0.4 million for the three months ended June 30, 2011 and 2010.

Other income.    Our other income was $441,000 for the three months ended June 30, 2011 compared to $192,000 in the corresponding period of 2010. The increase was primarily attributable to foreign exchange gain partially offset by a decrease in interest income due to lower interest rates.

Provision for income taxes.    Our income tax benefit was $3,000 for the three months ended June 30, 2011 compared to an income tax provision of $941 in the corresponding period of 2010. Our income tax benefit for the second quarter of 2011 reflected a tax benefit of $7,000 related to a change in the deferred tax assets in China and an income tax benefit of $19,000 related to a net loss in Crossbow Japan, offset by a provision of $23,000 related to certain deferred tax liabilities.

Our income tax provision for the second quarter of 2010 reflected principally a provision of $27,000 related to certain deferred tax liability in the U.S., offset by a tax benefit of $25,000 related to a net loss in Crossbow Japan.

Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will terminate at the end of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net sales.    Our net sales increased by 73.1% to $28.3 million for the six months ended June 30, 2011 from $16.4 million in the corresponding period of 2010. This increase was primarily attributable to a $11.7 million increase in net sales of our sensor products as a result of a significant increase in our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.  Additionally, net sales in our systems solutions products reported an increase of $0.2 million, which is primarily due to the fact that the 2011 results represented a full two quarters of operations whereas the corresponding reported results for the six months ended June 30, 2010 only covered results from the date of the Crossbow acquisition, or January 15, 2010, forward.

Cost of goods sold.    Our cost of goods sold increased by 87.0% to $18.4 million for the six months ended June 30, 2011 from $9.8 million for the corresponding period in 2010. This increase was primarily due to the increase in the volume of units sold in both our sensor products.

Gross profit and gross margin.   Our gross profit increased by 52.1% to $9.9 million for the six months ended June 30, 2011 from $6.5 million in the corresponding period of 2010. Our gross margin percentage decreased by approximately 4.8 percentage points to 35.1% for the six months ended June 30, 2011 from 39.9% in the corresponding period of 2010.

Our gross profits and gross margins by reportable segment for the six months ended June 30, 2011 and 2010 are shown in the following table (dollars in thousands):

	Six months ended June 30,
	2011		2010
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$7,038	30.6%	$4,153	36.9%
System solution products	2,902	54.3	2,381	46.6
Total	$9,940	35.1%	$6,534	39.9%

Gross profit from our sensor products increased from $4.2 million for the six months ended June 30, 2010 to $7.0 million for the corresponding period in 2011, which was primarily due to increased sales volume of our sensor products. Gross margin of our sensor products decreased from 36.9% for the six months ended June 30, 2010 to 30.6% for the corresponding period of 2011 as a result of changes in our sales mix.  Net sales of lower-margin mobile phone applications increased from 12.8% of net sales for the first six months of 2010 to 42.9% of net sales for the first six months of 2011, which negatively affected the average gross margin.

Gross profit of our system solution products increased to $2.9 million for the first six months of 2011 from $2.4 million for the first six months of 2010 as a result of improved margins.  Gross margin of our system solution products increased from 46.6% for the first six months of 2010 to 54.3% for the first six months of 2011 as a result of an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin percentage to remain strong as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses increased by 10.0% to $4.4 million for the six months ended June 30, 2011 from $4.0 million in the corresponding period of 2010.  This increase was primarily due to the design, tape-out, testing and material costs related to developing new products in our sensor products business and consulting and testing expenses related to upgrading and reengineering of our systems solutions products. Research and development expenses, as a percentage of total net sales, decreased to 15.6% for the six months ended June 30, 2011 from 24.5% for the corresponding period of 2010.

Sales and marketing.    Our sales and marketing expenses increased by 37.4% to $3.0 million for the first six months of 2011 from $2.2 million for the corresponding period of 2010. The increase was primarily due to additional sales resources, more travel expenses and sales representatives’ commission expenses as our sales increased.  Sales and marketing expenses, as a percentage of total net sales, decreased to 10.6% for the first six months of 2011 from 13.3% for the corresponding period of 2010.

General and administrative.    Our general and administrative expenses increased by 10.7% to $4.8 million for the first two quarters of 2011 from $4.3 million in the corresponding period of 2010.  This increase was primarily due to the hiring of our President of North American and European Operations and increased office and administrative expenses of our California office.  General and administrative expenses, as a percentage of total net sales, decreased to 16.8% for the six months ended June 30, 2011 from 26.4% for the corresponding period in 2010.

Amortization expense. Amortization expense increased 9.2% to $0.8 million for the first six months of 2011 compared to $0.7 million for the corresponding period in 2010.  The increase is primarily attributable to a full two quarters of expense in 2011 compared to the five and a half months reporting period in 2010 which began on the date of our acquisition of Crossbow Technology, or January 15, 2010.

Other income.    Our other income was $0.8 million for the six months ended June 30, 2011 compared to $0.3 million in the corresponding period of 2010. The increase was primarily attributable to foreign exchange gain partially offset by a decrease in interest income due to lower interest rates.

Provision for income taxes.    Our income tax provision was $114,000 for the six months ended June 30, 2011 compared to an income tax benefit of $115,000 in the corresponding period of 2010. Our income tax provision for the first six month of 2011 reflected a tax provision of $80,000 related to income in Crossbow Japan and a provision of $45,000 related to certain deferred tax liabilities, offset by a tax benefit of $11,000 related to a change in the deferred tax assets in China.

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

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $50.5 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of June 30, 2011, our investments included $4.8 million (net of $400,000 temporary impairment loss previously taken) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $4.8 million of auction rate securities we held at June 30, 2011 as long-term investments.

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

Our June 30, 2011 Consolidated Balance Sheet includes a building liability in the amount of $5.6 million related to the construction of the new MTS facility in Wuxi, China. The construction is financed by the local Chinese government and upon completion of the building, the Company can either lease the building for five years or purchase the building at cost from the government.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $2.5 million, which was derived from a net loss of $2.4 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $3.0 million, was mainly attributable to depreciation and amortization expense of $2.2 million, stock-based compensation of $0.8 million, an increase in deferred rent of $49,000 and an increase in deferred tax assets of $34,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $3.2 million, was primarily the result of increases of $2.7 million in accounts receivables due to increased sales, $0.6 million increase in inventories and $0.4 million increase in other assets, partially offset by a $0.6 million increase in accounts payable and accrued expenses.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $2.2 million, primarily consisting of $1.1 million used for the purchase of property and equipment mainly attributable to expansion of manufacturing operations in China and $1.3 million used to purchase short term investments offset by proceeds of $0.2 million from a partial redemption of one of our auction rate securities.

Net cash used in investing activities for the six months ended June 30, 2010 was $24.2 million, primarily consisting of the payment of $17.6 million, net of acquired cash of $0.4 million, for the Crossbow acquisition and the purchase of property and equipment for expanding our manufacturing capacity for $6.8 million, offset by proceeds from sale of investments of $0.2 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $75,000, consisting cash dividend of $115,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $41,000 from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of June 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through June 30, 2011, we have applied approximately $8.1 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.0 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $23.1 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

Exhibit No.	Description	Filed with This Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of Common Stock Certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3
4.4	Amended and Restated 2007 Stock Incentive Plan	X
31.1	Chief Executive Officer Certification required by Rule 13a-14(a)	X
31.2	Principal Accounting Officer Certification required by Rule 13a-14(a)	X
32.1†	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350	X
32.2†	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350	X
101.***
The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statement of Stockholders’ Equity; (iii) the Unaudited Consolidated Statements of Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
		X

† These certifications are deemed filed by the SEC and are not incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) Unaudited Statement of Stockholders’ Equity,  (iii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMSIC, Inc.

Dated: August 11, 2011	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: August 11, 2011	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer