Form 10-Q
period 2011-09-30
MEMSIC Inc
filed 2011-11-14
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of November 11, 2011 was 23,983,813.

MEMSIC, Inc.

FORM 10-Q, September 30, 2011

TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	2
	Unaudited Consolidated Statement of Stockholders’ Equity	3
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4
	Notes to Unaudited Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 6.	Exhibits	32
Signatures

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$52,526,619	$55,694,205
Restricted cash	3,783,441	2,928,933
Short-term investments	1,414,008	-
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of September 30, 2011 and December 31, 2010	7,387,858	3,664,444
Inventories	9,528,049	8,923,127
Other assets	2,564,794	2,537,445
Total current assets	77,204,769	73,748,154

Property and equipment, net	30,743,881	22,015,502
Long-term investments	4,620,000	5,020,000
Goodwill	5,047,953	4,919,513
Intangible assets, net	11,276,779	11,894,328
Other assets	9,844	67,599
Total assets	$128,903,226	$117,665,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,931,325	$4,563,420
Accrued expenses	2,717,747	2,969,839
Advance research funding	3,783,441	2,928,933
Current portion of long-term debt	500,000	-
Total current liabilities	14,932,513	10,462,192

Note payable to bank, net of current portion	17,430,000	17,930,000
Building liability	7,996,237	-
Deferred rent	132,457	90,036
Total other liabilities	25,558,694	18,020,036

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,983,813 and 23,810,613 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	240	238
Additional paid-in capital	100,930,240	99,615,378
Accumulated other comprehensive income	3,775,636	3,029,372
Accumulated deficit	(16,628,813)	(13,823,565)
MEMSIC, Inc. stockholders' equity	88,077,303	88,821,423

Non-controlling interest related to joint venture in Japan	334,716	361,445
Total stockholders' equity	88,412,019	89,182,868
Total liabilities and stockholders’ equity	$128,903,226	$117,665,096

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$18,357,300	$10,844,719	$46,684,854	$27,212,338
Cost of goods sold	12,155,533	6,751,194	30,543,197	16,584,892
Gross profit	6,201,767	4,093,525	16,141,657	10,627,446

Operating expenses:
Research and development	2,200,240	2,377,649	6,610,213	6,386,394
Sales and marketing	1,881,240	1,376,893	4,875,893	3,557,223
General and administrative	2,799,433	2,212,399	7,573,663	6,525,484
Amortization expense	403,835	406,561	1,212,001	1,146,844
Total operating expenses	7,284,748	6,373,502	20,271,770	17,615,945

Operating loss	(1,082,981)	(2,279,977)	(4,130,113)	(6,988,499)

Other income:
Interest and dividend income	153,227	99,026	335,082	319,803
Foreign exchange gain	328,639	305,732	848,114	359,809
Other, net	323,587	19,342	406,007	70,552
Total other income	805,453	424,100	1,589,203	750,164

Loss before income taxes	(277,528)	(1,855,877)	(2,540,910)	(6,238,335)
Provision for (benefit from) income taxes	58,343	36,392	172,653	(79,102)
Net loss	(335,871)	(1,892,269)	(2,713,563)	(6,159,233)

Less: net income attributable to non-controlling interest	32,895	39,004	91,685	66,093
Net loss attributable to MEMSIC, Inc.	$(368,766)	$(1,931,273)	$(2,805,248)	$(6,225,326)

Net loss per common share to MEMSIC, Inc.:
Basic	$(0.02)	$(0.08)	$(0.12)	$(0.26)
Diluted	$(0.02)	$(0.08)	$(0.12)	$(0.26)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	23,825,134	23,805,072	23,822,587	23,802,357
Diluted	23,825,134	23,805,072	23,822,587	23,802,357

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	MEMSIC, Inc. Stockholders’	Non- controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2010	23,810,613	$238	$99,615,378	$3,029,372	$(13,823,565)	$88,821,423	$361,445	$89,182,868

Net loss				-	(2,805,248)	(2,805,248)	91,685	(2,713,563)
Foreign currency translation adjustment				946,834	-	946,834	(3,025)	943,809
Unrealized loss onauction-rate securities				(200,000)		(200,000)		(200,000)
Comprehensive loss				746,264	(2,805,248)	(2,058,984)	88,660	(1,970,324)

Exercise of options to purchase common stock	33,200	1	55,661			55,662		55,662
Issuance of restricted stock award	140,000	1	(1)			-		-
Stock compensation expense			1,259,202			1,259,202		1,259,202
Dividend paid to non-controlling interest						-	(115,389)	(115,389)

Balance at September 30, 2011	23,983,813	$240	$100,930,240	$3,775,636	$(16,628,813)	$88,077,303	$334,716	$88,412,019

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,713,563)	$(6,159,233)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,293,162	1,675,823
Amortization	1,240,241	1,146,844
Stock compensation expense	1,259,202	1,106,815
Deferred rent	42,421	(9,394)
Deferred income taxes	46,483	(53,050)
Changes in operating assets and liabilities, net of the effects of business acquisition:
Restricted cash	(773,318)	(1,702,007)
Accounts receivable	(3,711,949)	(1,159,455)
Inventories	(338,568)	(1,234,045)
Other assets	(104,043)	(1,478,022)
Advance research funding	773,318	1,702,007
Accounts payable and accrued expenses	3,212,975	4,317,624
Net cash (used in) provided by operating activities	1,226,361	(1,846,093)

Cash flows from investing activities:
Purchase of short-term investments	(1,414,578)	(500,000)
Proceeds from sale of long-term investments	200,000	180,000
Purchase of property and equipment	(2,502,862)	(8,022,260)
Acquisition payment, net of acquired cash of $352,247	-	(17,647,753)
Net cash used in investing activities	(3,717,440)	(25,990,013)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(115,389)	(52,144)
Proceeds from exercise of options to purchase common stock	55,662	13,905
Proceeds from note payable to bank	-	17,930,000
Net cash (used in) provided by financing activities	(59,727)	17,891,761

Effect of exchange rate changes on cash and cash equivalents	(616,780)	(270,320)

Net decrease in cash and cash equivalents	(3,167,586)	(10,214,665)
Cash and cash equivalents —beginning of period	55,694,205	66,970,736
Cash and cash equivalents —end of period	$52,526,619	$56,756,071

Supplemental disclosures of cash flows information:
Building liability	$7,996,237	$-

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for specific research and development projects the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations or property and equipment in the balance sheets as the Company performs the projects and has complied with the conditions or performance obligations attached to the related government grants.  There are no conditions under which amounts utilized are required to be refunded under the terms of the grants.

Advance research funding activities for the nine months ended September 30, 2011 are as follows:

Balance at January 1, 2011	$2,928,933
Funds received	1,677,642
Research and development activities	(259,956)
Property and equipment expenditures	(563,178)
Balance at September 30, 2011	$3,783,441

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor and MTS. The functional currency of MEMSIC Semiconductor and MTS is the Renminbi. Financial transactions between the Company, MEMSIC Semiconductor and MTS are conducted in United States (U.S.) dollars. At September 30, 2011 and December 31, 2010, the underlying currency for approximately 55.2% and 51.1% of consolidated assets, respectively, was the Renminbi. The functional currency of Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in U.S. dollars. At September 30, 2011 and December 31, 2010, the underlying currency for approximately 1.1% of consolidated assets was the Japanese Yen. The Company has not utilized hedging strategies with respect to its foreign exchange exposure.

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

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demands and records a provision for such amounts as necessary. At September 30, 2011 and December 31, 2010, the Company’s total inventory reserve balances were $457,000 and $482,000, respectively.

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

Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only and, therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU No. 2011-04 to have a material effect on its financial position, results of operations or cash flows.

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

3. LONG-TERM INVESTMENTS

Long-term investments held by the Company at September 30, 2011 and December 31, 2010 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At September 30, 2011, the Company held two ARS investments: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028 and Montana Health Facility Authority Select Auction Variable Rate Securities having a value at par of $2.2 million with a maturity date in 2017.  The Company has classified these investments as long-term assets due to liquidity issues that have been experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of September 30, 2011	Level 1	Level 2	Level 3	Valuation Technique

Auction rate securities	$4,620	$-	$-	$4,620	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2011	$5,020
Redemptions	(200)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	(200)
Balance at September 30, 2011	$4,620

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at September 30, 2011 and December 31, 2010.  The Company estimated the fair value of these securities at September 30, 2011 and December 31, 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the third quarter of 2011 resulted in an additional charge of $200,000 to the unrealized impairment loss on record at December 31, 2010.  As of September 30, 2011, the unrealized impairment loss is $600,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

4. INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$4,608,906	$3,583,679
Work in process	3,189,021	3,276,095
Finished units	1,730,122	2,063,353
Total	$9,528,049	$8,923,127

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the tangible assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC 805. The Company reported goodwill of $5,047,953 at September 30, 2011 which includes foreign exchange impact of $128,440 for the nine months ended September 30, 2011.

 The Company performed an annual impairment test for goodwill during the fourth quarter of 2010 and concluded that no impairment existed as of December 31, 2010.  It is the Company’s opinion that there has been no change in circumstances that would indicate a potential impairment as of September 30, 2011.  The Company will continue to perform an annual impairment test for goodwill during the fourth quarter of each fiscal year, and more frequently if an event or circumstances indicate that an impairment loss has been incurred. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

As of September 30, 2011, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)

Patents	$1,216,039	$(328,854)	$887,185	15
Know-how	584,552	(374,263)	210,289	5
Trademarks	396,730	(279,387)	117,343	2
Customer relationships	4,777,164	(878,991)	3,898,173	8-10
Developed technology	7,445,442	(1,281,653)	6,163,789	8-10
	$14,419,927	$(3,143,148)	$11,276,779

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $1.2 million and $1.1 million respectively for the nine months ended September 30, 2011 and 2010.

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of September 30, 2011, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the three and nine months ended September 30, 2011 was $0.2 million and $0.6 million respectively.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

7. BUILDING LIABILITY

At September 30, 2011, the Company recorded a building liability in the amount of $8.0 million related to the construction of the new MTS facility in Wuxi, China, which is based upon an estimate of total construction costs incurred to date. The construction site is located on the same property as the Company’s June 2010 land purchase. Construction of the facility started in August of 2010 and is completed as of September 2011. The construction is financed by the local Chinese government. Per agreement with the local Chinese government, at the completion of the building, the Company can either lease the building for five years or purchase the building at cost from the government within five years.  The Company is in the process of determining which alternative provides the best result for the Company.  The Company anticipates reaching a final agreement with the local Chinese government during the fourth quarter of 2011.

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

On June 29, 2011 at its Annual Meeting of Stockholders, the Company’s stockholders and board of directors approved the amendment and restatement of the Company’s 2007 Plan. The Amended and Restated 2007 Plan

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

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The weighted-average fair value per share of the options granted during the nine months ended September 30, 2011 was $1.97, while the weighted-average fair values per share of the options granted during the three and nine months ended September 30, 2010 were $2.35 and $3.23, respectively, utilizing the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Volatility *	NA	65%	64%	65% - 70%
Expected dividend yield	0%	0%	0%	0%
Expected life *	NA	6.0 years	5.6 - 5.8 years	5.0 - 6.0 years
Risk free interest rate *	NA	1.76%	2.20% - 2.34%	1.76%-2.65%
Forfeitures	36%	36%	36% - 37%	36%- 37%

* The company only granted restricted stock units in the third quarter of 2011 and did not have option grants.

The Company is responsible for estimating volatility and has considered a number of factors, including analysis of volatility data for a peer group of companies. The Company determined the volatility for options granted in the nine months ended September 30, 2011 based on the historical volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility for options granted was determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.

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

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $464,972 and $433,109, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $1,259,202 and $1,106,815, respectively.  Stock-based compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2011 and 2010 was allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Research and development	$41,464	$102,544	$226,043	$167,631
Sales and marketing	47,917	44,082	135,845	129,139
General and administrative	375,591	286,483	897,314	810,045
Total	$464,972	$433,109	$1,259,202	$1,106,815

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. The Company has no compensation expense for stock option grants to consultants in the first nine months of 2011 and 2010.

The Company accounted for restricted stock awards (“RSA”) and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three and nine months ended September 30, 2011, the Company recorded compensation expense for RSAs and RSUs in the amount of $122,000 and $186,000.

At September 30, 2011, total unrecognized stock-based compensation expense for stock options, RSAs and RSUs granted to the Company’s employees and directors was estimated to approximate $4.2 million.

The stock option, RSA and RSU activity under the 2000, 2007 and 2009 Plans for the nine months ended September 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at December 31, 2010	2,588,080	$4.76	7.4	$1,863,883

Granted	951,000	1.09
Exercised	(33,200)	1.68
Cancelled	(444,588)	3.12

Options outstanding at September 30, 2011	3,061,292	$3.89	7.4	$2,419,609

Options exercisable at September 30, 2011	1,272,568	$4.45	5.8	$741,558

Options available for grant at September 30, 2011	2,638,363

The intrinsic values (aggregate market value of the underlying common stock minus aggregate exercise price) of stock options exercised during the three and nine months ended September 30, 2011 were $22,000 and $27,000, respectively. The total fair value of options which became exercisable during the three and nine months ended September 30, 2011 were approximately $498,000 and $687,000, respectively. The total fair value of options which became exercisable during the three and nine months ended September 30, 2010 were approximately $386,000 and $705,000, respectively.

9. COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the three and nine months ended September 30, 2011 and 2010, the Company’s comprehensive loss is the sum of net loss, unrealized loss on investment and the foreign currency translation adjustment, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net loss attributable to MEMSIC, Inc.	$(368,766)	$(1,931,273)	$(2,805,248)	$(6,225,326)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	241	-	(570)	-
Foreign currency translation adjustment	398,169	364,368	946,834	549,613
Unrealized impairment loss on auction rate securities	(200,000)	(153,000)	(200,000)	(153,000)

Comprehensive loss attributable to MEMSIC, Inc.	(170,356)	(1,719,905)	(2,058,984)	(5,828,713)
Net income (loss) attributable to noncontrolling interest	32,895	39,004	91,685	66,093
Foreign currency translation adjustment	-	-	(3,025)	-
Comprehensive loss attributable to noncontrolling interest	32,895	39,004	88,660	66,093
Total comprehensive loss	$(137,461)	$(1,680,901)	$(1,970,324)	$(5,762,620)

10. COMMON STOCK

The Company reserved 5,699,655 and 4,206,577 shares at September 30, 2011 and 2010, respectively for issuance upon exercise of options to purchase common stock and RSUs.

11. NET LOSS PER COMMON SHARE

The calculation of the numerator and denominator for basic and diluted net loss per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss attributable to MEMSIC, Inc.	$(368,766)	$(1,931,273)	$(2,805,248)	$(6,225,326)

Denominator:
Basic weighted average shares	23,825,134	23,805,072	23,822,587	23,802,357
Dilutive effect of common stock equivalents	-	-	-	-
Diluted weighted average shares	23,825,134	23,805,072	23,822,587	23,802,357

Net loss per common share	$(0.02)	$(0.08)	$(0.12)	$(0.26)

During the nine months ended September 30, 2011 and 2010, the Company had 1.8 million and 2.1 million, respectively, dilutive potential common shares in the form of stock options which were not included in the computation of net loss per diluted share because these stock options would be anti-dilutive.

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

Revenues and gross profit by reportable segment

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Sensor products	$15,935,106	$8,192,684	$38,913,453	$19,446,787
System solution products	2,422,193	2,652,035	7,771,400	7,765,551
Total	$18,357,300	$10,844,719	$46,684,854	$27,212,338

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross Profit
Sensor products	$4,919,964	$2,805,563	$11,957,813	$6,958,068
System solution products	1,281,803	1,287,962	4,183,844	3,669,378
Total	$6,201,767	$4,093,525	$16,141,657	$10,627,446

Revenues by product application

The categorization of revenue by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Mobile phone	$9,737,128	$2,647,989	$21,889,987	$4,746,569
Consumer	1,991,405	2,086,800	4,623,725	4,756,194
Automotive	3,766,068	2,922,593	11,066,547	8,560,266
Industrial/other	2,862,699	3,187,337	9,104,595	9,149,309
Total	$18,357,300	$10,844,719	$46,684,854	$27,212,338

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Asia (excluding Japan)	$10,513,338	$3,657,276	$25,430,554	$8,697,456
Europe	897,630	875,130	2,581,518	2,615,094
Japan	2,441,347	1,729,084	5,668,284	4,263,666
North America	4,459,558	3,873,645	12,795,129	10,683,770
Other	45,427	709,584	209,369	952,352
Total	$18,357,300	$10,844,719	$46,684,854	$27,212,338

Total Assets by geographical region

Total assets by geographical region are as follows:

	September 30,	December 31,
	2011	2010

United States	$56,322,340	$56,250,073
China	71,182,696	60,172,360
Japan	1,398,190	1,242,663
Total	$128,903,226	$117,665,096

Total long-lived assets by geographical region are as follows:

	September 30,	December 31,
	2011	2010

United States	$898,511	$1,034,156
China	29,844,321	20,980,268
Japan	1,049	1,078
Total	$30,743,881	$22,015,502

13. CONTINGENCIES

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after September 30, 2011 through the date of filing these financial statements, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed consolidation financial statements and related notes included in Item 1 of the Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Historically, our revenue has been derived primarily from shipments of our accelerometer products. As a result of our Crossbow acquisition in January 2010, our revenue has expanded to include net sales from system solution products, which accounted for 16.6% of our net sales in the first nine months of 2011. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our products generally decline due to the following factors, among others:

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

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$15,935	86.8%	$8,193	75.5%	$38,914	83.4%	$19,447	71.5%
System solution products	2,422	13.2	2,652	24.5	7,771	16.6	7,765	28.5
Total	$18,357	100.0%	$10,845	100.0%	$46,685	100.0%	$27,212	100.0%

Sales from sensor products increased in 2011 as compared to 2010 primarily due to a significant increase in our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.

Net Sales by Application

In the first nine months of 2011, net sales from mobile phone applications were the largest component of our total sales, representing 46.9% of total net sales, compared with 17.4% of total net sales for the corresponding period in 2010.  The increase was primarily due to increased magnetic sensor sales to a major mobile phone manufacturer.  We expect that net sales from mobile phone applications will continue to be a major component of our total sales for the remainder of 2011 as we are increasing design-in activities with our magnetic sensor product into smart phone applications.

Net sales from automotive applications were the second largest component of our total sales, representing 23.7% of total net sales. We expect our sales from automotive applications will remain strong with our new application and the recovery of the automotive market. To increase net sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications were relatively flat in the first nine months of 2011 compared to the corresponding period of 2010.

Net sales from consumer applications decreased slightly in absolute terms in the first nine months of 2011 compared to the corresponding period of 2010. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$9,737	53.0%	$2,648	24.4%	$21,890	46.9%	$4,747	17.4%
Consumer	1,991	10.9	2,087	19.2	4,623	9.9	4,756	17.5
Automotive	3,766	20.5	2,923	27.0	11,067	23.7	8,560	31.5
Industrial/other	2,863	15.6	3,187	29.4	9,105	19.5	9,149	33.6
Total	$18,357	100.0%	$10,845	100.0%	$46,685	100.0%	$27,212	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have two customers representing 10% or more of our net sales, which combined accounted for approximately 56.7% of our net sales in the third quarter of 2011 compared with 35.0% in the corresponding period of 2010.  The increase in 2011 over the prior year period is primarily due to the increase in sales of magnetic sensor product to a major cell phone manufacturer.

We have experienced and will continue to experience fluctuations in demand from a significant number of customers. It is difficult for us to accurately forecast our product demand, particularly in the case of sales to our distributors, as we may not know the identity of the distributor’s OEM and ODM customers and lack information regarding their demand, and recent adverse macro-economic changes have increased the difficulty of accurately forecasting product demand and revenue. Occasionally, design changes in the products of our OEM and ODM customers have resulted in the loss of sales.

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

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$10,513	57.3%	$3,657	33.7%	$25,431	54.5%	$8,697	32.0%
Europe	898	4.9	875	8.1	2,582	5.5	2,615	9.6
Japan	2,441	13.3	1,729	15.9	5,668	12.1	4,264	15.7
North America	4,460	24.3	3,874	35.7	12,795	27.4	10,684	39.2
Other	45	0.2	710	6.5	209	0.5	952	3.5
Total	$18,357	100.0%	$10,845	100.0%	$46,685	100.0%	$27,212	100.0%

The increase in net sales to Asia in both the third quarter and year to date is mainly attributable to increased magnetic sensor sales to a major mobile phone manufacturer.

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

During the first nine months of 2011, our wireless system solution products and part of the inertial system solution products were manufactured by our indirect subsidiary MTS in Wuxi. We are still in the process of transitioning the manufacturing of the rest of the non-FAA inertial system products from Crossbow Technology to MTS and expect to complete the transition by the end of this year. Meanwhile, we’ve extended the manufacturing agreement with Crossbow Technology for another 12-month support of manufacturing the non-FAA certified products and 24-month support of manufacturing the FAA certified products.

Gross Profit and Gross Margin

Recently our gross profit and gross margin from our sensor product have tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone and consumer applications have historically had lower margins than our products for automotive and industrial applications.  Notwithstanding the relatively lower margin in the mobile phone applications market, we are increasing our market share in that market by introducing improved low cost sensor products because of the significant potential for further revenue growth in the mobile phone applications market.  We have focused on continuous cost reduction through reengineering our sensor products, improving manufacturing efficiency and vendor management.  We expect average gross margin will gradually stop declining as a result of our cost reduction efforts.

The gross margin from systems solution products in the first nine months of 2011 are beginning to reflect the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. We expect the gross margins for our system solution products will improve as we complete the transition to in-house manufacturing in China.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$18,357	100.0%	$10,845	100.0%	$46,685	100.0%	$27,212	100.0%
Cost of goods sold	12,156	66.2	6,751	62.2	30,543	65.4	16,585	60.9
Gross profit	6,201	33.8	4,094	37.8	16,142	34.6	10,627	39.1

Operating expenses:
Research and development	2,200	12.0	2,378	21.9	6,610	14.2	6,386	23.5
Sales and marketing	1,881	10.3	1,377	12.7	4,876	10.4	3,557	13.1
General and administrative	2,799	15.2	2,212	20.4	7,573	16.2	6,525	24.0
Amortization	404	2.2	407	3.8	1,212	2.6	1,147	4.2
Total operating expenses	7,284	39.7	6,374	58.8	20,271	43.4	17,615	64.8

Operating loss	(1,083)	(5.9)	(2,280)	(21.0)	(4,129)	(8.8)	(6,988)	(25.7)

Other income:
Interest and dividend income	153	0.8	99	0.9	335	0.7	320	1.2
Foreign exchange gain	329	1.8	306	2.8	848	1.8	360	1.3
Other, net	323	1.8	19	0.2	406	0.9	70	0.3
Total other income	805	4.4	424	3.9	1,589	3.4	750	2.8

Loss before income taxes	(278)	(1.5)	(1,856)	(17.1)	(2,540)	(5.4)	(6,238)	(22.9)
Provision for (benefit from) income taxes	58	0.3	36	0.3	173	0.4	(79)	(0.3)
Net loss	(336)	(1.8)	(1,892)	(17.4)	$(2,713)	(5.8)	$(6,159)	(22.6)

Less: net income attributable to noncontrolling interest	33	0.2	39	0.4	92	0.5	66	0.6
Net loss attributable to MEMSIC, Inc.	$(369)	(2.0)%	$(1,931)	(17.8)%	$(2,805)	(6.3)%	$(6,225)	(23.2)%

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Net sales.    Our net sales increased by 69.3% to $18.4 million for the three months ended September 30, 2011 from $10.8 million in the corresponding period of 2010. This increase was primarily attributable to a $7.7 million increase in net sales of our sensor products as a result of a significant increase in net sales of our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.

Cost of goods sold.    Our cost of goods sold increased by 80.1% to $12.2 million for the three months ended September 30, 2011 from $6.8 million for the corresponding period of 2010. This increase was primarily due to the increase in the volume of units sold in our sensor products.

Gross profit and gross margin.   Our gross profit increased by 51.5% to $6.2 million for the three months ended September 30, 2011 from $4.1 million in the corresponding period of 2010. Our gross margin percentage decreased by approximately 4.0 percentage points to 33.8% for the three months ended September 30, 2011 from 37.8% in the corresponding period of 2010.

Our gross profits and gross margins by reportable segment are shown in the following table (dollars in thousands):

	Three months ended September 30,
	2011		2010

Sensor products	$4,919	30.9%	$2,806	34.2%
System solution products	1,282	52.9	1,288	48.6
Total	$6,201	33.8%	$4,094	37.8%

Gross profit from our sensor products increased from $2.8 million for the three months ended September 30, 2010 to $4.9 million for the corresponding period of 2011, which was primarily due to increased sales volume from our magnetic sensor product.  Gross margin of our sensor products decreased from 34.2% for the three months ended September 30, 2010 to 30.9% for the corresponding period of 2011 as a result of changes in our sales mix due to net sales of lower-margin mobile phone applications increasing from 24.4% of net sales for the third quarter of 2010 to 53.0% of net sales for the third quarter of 2011, which negatively affected the average gross margin.

Gross profit of our system solution products remained unchanged at $1.3 million for the three months ended September 30, 2011 from the corresponding period of 2010.  Gross margin of our system solution products increased from 48.6% for the three months ended September 30, 2010 to 52.9% for the three months ended September 30, 2011 as a result of both an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin percentage to remain strong as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses decreased by 7.5% to $2.2 million for the three months ended September 30, 2011 from $2.4 million in the corresponding period of 2010.  This decrease was primarily due to a timing difference in the occurrence of the tape-out, testing and material costs related to developing new products in our sensor product business and consulting and testing expenses related to upgrading and reengineering of our system solutions products. Research and development expenses, as a percentage of total net sales, decreased to 12.0% for the three months ended September 30, 2011 from 21.9% for the corresponding period of 2010.  We expect our research and development expenses, as a percentage of total net sales, will remain below the 2010 level as our revenue grows.

Sales and marketing.    Our sales and marketing expenses increased by 36.6% to $1.9 million for the three months ended September 30, 2011 from $1.4 million for the corresponding period of 2010. The increase was primarily due to additional sales resources, more travel expenses and sales representatives’ commission expenses as our sensor product sales increased.  Sales and marketing expenses, as a percentage of total net sales, decreased to 10.2% for the three months ended September 30, 2011 from 12.7% for the corresponding period of 2010.

General and administrative.    Our general and administrative expenses increased by 26.5% to $2.8 million for the three months ended September 30, 2011 from $2.2 million in the corresponding period of 2010.  This increase was primarily due to the hiring of our President of North American and European Operations, the addition of quality and IT resources. General and administrative expenses, as a percentage of total net sales, decreased to 15.2% for the three months ended September 30, 2011 from 20.4% for the corresponding period in 2010.

Amortization expense. Amortization expense remained unchanged at $0.4 million for the three months ended September 30, 2011 and 2010.

Other income.    Our other income was $0.8 million for the three months ended September 30, 2011 compared to $0.4 million in the corresponding period of 2010. The increase was primarily attributable to payment received on a previously reserved note receivable and foreign exchange gain partially offset by a decrease in interest income due to lower interest rates.

Provision for income taxes.    Our income tax provision was $58,000 for the three months ended September 30, 2011 compared to an income tax provision of $36,000 in the corresponding period of 2010. Our income tax provision for the third quarter of 2011 reflected tax provision of $45,000 related to income in Crossbow Japan and a provision of $23,000 related to certain deferred tax liabilities, offset by a tax benefit of $9,000 related to a change in the deferred tax assets in China.

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

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales.    Our net sales increased by 71.6% to $46.7 million for the nine months ended September 30, 2011 from $27.2 million in the corresponding period of 2010. This increase was primarily attributable to a $19.5 million increase in net sales of our sensor products as a result of a significant increase in our magnetic sensor sales in the mobile phone applications and steady year over year increases in sales in the automotive applications.  Net sales in our systems solutions products remained unchanged at $7.8 million.

Cost of goods sold.    Our cost of goods sold increased by 84.2% to $30.5 million for the nine months ended September 30, 2011 from $16.6 million for the corresponding period in 2010. This increase was primarily due to the increase in the volume of units sold in both our sensor products.

Gross profit and gross margin.   Our gross profit increased by 51.9% to $16.1 million for the nine months ended September 30, 2011 from $10.6 million in the corresponding period of 2010. Our gross margin percentage decreased by approximately 4.5 percentage points to 34.6% for the nine months ended September 30, 2011 from 39.1% in the corresponding period of 2010.

Our gross profits and gross margins by reportable segment for the nine months ended September 30, 2011 and 2010 are shown in the following table (dollars in thousands):

	Nine months ended September 30,
	2011		2010

Sensor products	$11,958	30.7%	$6,958	35.8%
System solution products	4,184	53.8	3,669	47.3
Total	$16,142	34.6%	$10,627	39.1%

Gross profit from our sensor products increased to $12.0 million for the nine months ended September 30, 2011 from $7.0 million for the corresponding period in 2010. This increase was primarily due to increased sales volume of our sensor products. Gross margin of our sensor products decreased to 30.7% for the nine months ended September 30, 2011 from 35.8% for the corresponding period of 2010 as a result of changes in our sales mix due to net sales of lower-margin mobile phone applications increasing to 46.9% of net sales for the first nine months of 2011 from 17.4% of net sales for the first nine months of 2010, which negatively affected the average gross margin.

Gross profit of our system solution products increased to $4.2 million for the first nine months of 2011 from $3.7 million for the first nine months of 2010 as a result of improved margins.  Gross margin of our system solution products increased from 47.3% for the first nine months of 2010 to 53.8% for the first nine months of 2011 as a result of an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin percentage to remain strong as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses increased by 3.5% to $6.6 million for the nine months ended September 30, 2011 from $6.4 million in the corresponding period of 2010.  This increase was primarily due to the design, tape-out, testing and material costs related to developing new products in our sensor products business and consulting and testing expenses related to upgrading and reengineering of our systems solutions products. Research and development expenses, as a percentage of total net sales, decreased to 14.2% for the nine months ended September 30, 2011 from 23.5% for the corresponding period of 2010.

Sales and marketing.    Our sales and marketing expenses increased by 37.1% to $4.9 million for the first nine months of 2011 from $3.6 million for the corresponding period of 2010. The increase was primarily due to additional sales resources, more travel expenses and sales representatives’ commission expenses as our sales increased.  Sales and marketing expenses, as a percentage of total net sales, decreased to 10.4% for the first nine months of 2011 from 13.1% for the corresponding period of 2010.

General and administrative.    Our general and administrative expenses increased by 16.1% to $7.6 million for the first three quarters of 2011 from $6.5 million in the corresponding period of 2010.  This increase was primarily due to the hiring of our President of North American and European Operations, the addition of quality and IT resources and increased office and administrative expenses of our California office.  General and administrative expenses, as a percentage of total net sales, decreased to 16.2% for the nine months ended September 30, 2011 from 24.0% for the corresponding period in 2010.

Amortization expense. Amortization expense increased 5.7% to $1.2 million for the first nine months of 2011 compared to $1.1 million for the corresponding period in 2010.  The increase is primarily attributable to a full three quarters of expense in 2011 compared to the eight and a half months reporting period in 2010 which began on the date of our acquisition of Crossbow Technology, or January 15, 2010.

Other income.    Our other income was $1.6 million for the nine months ended September 30, 2011 compared to $0.8 million in the corresponding period of 2010. The increase was primarily attributable to repayment of a previously reserved note receivable and foreign exchange gain partially offset by a decrease in interest income due to lower interest rates.

Provision for income taxes.    Our income tax provision was $173,000 for the nine months ended September 30, 2011 compared to an income tax benefit of $79,000 in the corresponding period of 2010. Our income tax provision for the first nine months of 2011 reflected a tax provision of $125,000 related to income in Crossbow Japan and a provision of $68,000 related to certain deferred tax liabilities, offset by a tax benefit of $20,000 related to a change in the deferred tax assets in China.

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

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $52.5 million. Our principal uses of cash historically have consisted of payments to our suppliers for the costs related to the outsourcing of wafer fabrication and outsourced processing fees paid to and materials purchased from third parties, as well as payments for our manufacturing overhead, equipment purchases and manufacturing space expansion. Other significant cash outlays primarily consist of salaries, wages and commissions for our non-manufacturing related employees.

As of September 30, 2011, our investments included $4.6 million (net of $600,000 temporary impairment loss previously taken) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $4.6 million of auction rate securities we held at September 30, 2011 as long-term investments.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $1.2 million, which was derived from a net loss of $2.7 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $4.9 million, was mainly attributable to depreciation and amortization expense of $3.5 million, stock-based compensation of $1.3 million, deferred rent and income tax of $0.1 million.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $1.0 million, was primarily the result of increases of $3.7 million in accounts receivables due to increased sales, $0.3 million increase in inventories and $0.1 million increase in other assets, partially offset by a $3.2 million increase in accounts payable and accrued expenses.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $3.7 million, primarily consisting of $2.5 million used for the purchase of property and equipment mainly attributable to expansion of our sensor manufacturing capacity in China and $1.4 million used to purchase short term investments offset by proceeds of $0.2 million from a partial redemption of one of our auction rate securities.

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

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $60,000, consisting cash dividend of $115,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $56,000 from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of September 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through September 30, 2011, we have applied approximately $9.5 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.0 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $21.7 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

Exhibit		Filed with This Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1
3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4
4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2
4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3
4.4	2009 Nonqualified Inducement Stock Plan	X
31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X
31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X
32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X
101.***
The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statement of Stockholders’ equity; (iii) the Unaudited Consolidated Statements of Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
		X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) Unaudited Statement of Stockholders’ Equity,  (iii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements.

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

MEMSIC, Inc.

Dated: November 14, 2011	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2011	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer