Form 10-K
period 2011-12-31
MEMSIC Inc
filed 2012-03-16
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40,713,239.

On March 13, 2012, 23,989,323 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.   Business

We provide advanced semiconductor sensor and system solutions based on integrated micro electro-mechanical systems, or MEMS, technology and mixed signal circuit design. Our revenues have derived primarily from the sale of sensor products, principally accelerometers and magnetic sensors. During 2011, we continued to make progress in our business plan to transform ourselves into a multiple-product company serving diverse markets.

Sensor products.

Our sensors are used for motion and direction sensing applications. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard complementary metal-oxide semiconductor, or CMOS, process.  We believe that this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into touch and flow sensors and related applications.  We expect that as MEMS technology advances, it will enable electronic systems to become smaller, faster, more energy-efficient and less expensive, and that the market for MEMS sensors will continue to expand as functions and products enabled by MEMS sensor solutions achieve broader penetration in the mobile phone, consumer, automotive, aerospace, medical and industrial markets.

Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems and video projectors.  Any product that requires the control or measurement of motion is a potential application for accelerometers. For example, in mobile phones, accelerometers enable a variety of value-added functions such as image orientation, gaming control and text scrolling. We are among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers (“OEMs”).  Our introduction of high-performance and smaller-sized accelerometer products is helping us penetrate cost-sensitive applications such as toys and games.

In automotive applications, accelerometers are deployed in airbag, electronic stability control, rollover protection, and navigation systems. Our largest customer is Autoliv, Inc., a leading European automotive safety systems supplier, which uses our accelerometers in its rollover protection and vehicle stability control systems. In consumer applications, accelerometers are used in global positioning systems, video gaming systems and interactive toys. Industrial and medical applications include inclination sensing, earthquake detection and cardiac pacemakers.

We also provide MEMS-based magnetic sensors that bring enhanced digital compass capabilities for mobile applications such as cell phones and personal navigation devices. Our anisotropic magneto-resistance (“AMR”) based magnetic sensor is well suited for discrete and integrated mobile solutions due to its high accuracy, good sensitivity across temperature and low power consumption. As the adoption of GPS-enabled smart phones is accelerating worldwide, we have benefited from this trend through increased sales of our magnetic sensors to a major manufacturer of smart phones. At the same time, we are working on more magnetic sensor applications to be used in automotive and industrial markets.

We continue to capitalize on our proprietary MEMS technology to develop new types of sensors that will broaden our market opportunities.  For example, in 2010, we introduced our new MEMS-based gas-flow meter for use in industrial applications, primarily in the China market.

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

We have also continued to invest in the development of next-generation, multi-sensor and micro-controller unit, or MCU integrated system products at both the integrated circuit level for the consumer and mobile market and at the module level for the high-end industrial, automotive, and general aviation markets. Our next-generation product lines will combine our core competency in cost competitive MEMS sensor IC design and manufacturing with the core competency in multi-sensor system integration that we acquired from Crossbow Technology, Inc. or Crossbow Technology, in 2010.

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

Our two subsidiaries in Wuxi, Jiangsu Province, China, are primarily responsible for our manufacturing operations, including product and manufacturing engineering and quality assurance, as well as application engineering, product development and sales to support the Asia market.

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

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including all of our FAA certified products are still manufactured by Crossbow Technology under a manufacturing agreement that expires on December 31, 2012.

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

Strong technology-driven management team.    Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was a doctoral student at Princeton University, and is named as an inventor on ten patents we own and four of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

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

Diversify into new sensor and integrated “smart sensing” system products.    We have a strong foundation and the capabilities to diversify into new sensor products, including temperature, pressure, flow sensors and gyroscopes. Emerging applications for sensors frequently lack incumbent competitors, providing an opportunity for a first-mover to define the dominant application technology. We also believe that there is an opportunity in integrated sensor products, which combine multiple sensing devices onto one chip and “smart sensing” systems that integrate sensors with on-board processors, and other elements such as wireless communications and software to provide a complete sensing solution.

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

This Annual Report on Form 10-K contains translations of certain RMB amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB to U.S. dollars were made at the buying rate in effect on December 31, 2011 in The City of New York for cable transfers of RMB and Yen as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB6.29 to $1.00 and Yen76.98 to $1.00, respectively. We make no representation that the RMB, Yen or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock. On December 31, 2011, the buying rate of RMB was RMB6.29 to $1.00 and the buying rate of Yen was Yen76.98 to $1.00.

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

Item 1A.  Risk Factors

Risks Relating to Our Business and Industry

Uncertain prospects for the global economy could adversely affect our business, results of operations and financial condition

Global economies recently experienced a recession that affected all sectors of the economy.  There is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate again in the future. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. Financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected, as a result of, among other things:

•	reduced demand for our products, particularly in industries such as the automotive industry that have been severely affected by the global recession;
•	increased risk of order cancellations or delays;
•	increased pressure on the prices for our products, such as we have continued to experience in the handset market;
•	greater difficulty in collecting accounts receivable; and
•	risks to our liquidity, including the possibility that we might not have access to our cash and investments when needed.

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  Additionally, factors such as the acquisition of our new sensor solutions business from Crossbow Technology in January 2010, which has a different operating model than our historical sensor business, and the continued intense competitive pressure on prices for our sensor products used in mobile phone applications, make predicting our future performance based on the results of prior periods particularly difficult. For example, after a period of low growth from 2007 to 2010, our net sales in 2011 grew by 76.3%, from $38.7 million in 2010 to $68.2 million, but our gross margin decreased from 39.6% in 2010 to 35.0% in 2011. Our net loss in 2011 was $6.1 million, compared to $7.4 million in 2010. Our quarterly and annual net sales, gross margin and net profit may be significantly different from our historical amounts, and in future periods may fall below expectations.  Our gross margins have declined significantly since 2007, and could continue to decline.  These and other risks described in this “Risk Factors” section, including the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

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

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices can harm our gross margins. For example, our gross margins continued to decline from 47.9% in 2008 and 45.6% in 2009 to 39.6% in 2010 to 35.0% in 2011, primarily as a result of decreasing unit prices in response to competitive pressures in the mobile handset market.  Our financial results will suffer if we are unable to offset reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products that enable us to increase the selling price, increasing our revenues from higher-margin products such as our new sensor solution products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

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

As part of our growth strategy, we will continue to evaluate opportunities to acquire or invest in other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions or investments that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products into our existing business and products;
•	diversion of management’s time and attention from our core business;
•	adverse effects on existing business relationships with customers;
•	need for financial resources above our planned investment levels;
•	failures in realizing anticipated synergies;
•	difficulties in retaining business relationships with suppliers and customers of the acquired company;
•	risks associated with entering markets in which we lack experience;

•	potential loss of key employees of the acquired company;
•	potential write-offs of acquired assets;
•	potential expenses related to the amortization of intangible assets; and
•	potential goodwill impairment charges.

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

The product lines we acquired from Crossbow are more highly integrated than our existing products, involve different technologies, more complex manufacturing, assembly and test processes and require more technical support than those required by our current product lines. The sales process and customer base for the Crossbow products also differs substantially from those of our current products. Our manufacture and sale of the inertial navigation systems for use in general aviation that we acquired from Crossbow are subject to extensive regulatory requirements, including requirements that we obtain and maintain certifications from the United States Federal Aviation Administration, or FAA. Malfunctions in these inertial navigation systems could expose users to the risk of injury or death, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Prior to 2010, we had no previous experience in designing, manufacturing, selling and supporting products of this type, and there can be no assurance that we will be successful in these endeavors. As of December 31, 2011, based on updated forecasts which indicated slower than anticipated growth of our system solutions business, we concluded that the goodwill attributable to the Crossbow acquisition was impaired, and we wrote down the value from $5.1 million to $0.6 million. We are substantially reliant for the operation of this business on former Crossbow management, engineering, sales and marketing personnel who have become our employees. We are still dependent on Crossbow to manufacture the FAA certified products for us under the contract we entered into with Crossbow as part of the acquisition.  If we experience unforeseen difficulties in transitioning the manufacture of the acquired products to our own facility in China, we may be unable to achieve the product cost improvements that we anticipate for these acquired businesses.  The integration of the lines of business, technologies, personnel and operations we acquired from Crossbow could result in significant diversion of our management’s attention and could also require the incurrence of substantial costs, which could adversely affect our profitability in the near term. Our failure to effectively address these risks, or to successfully integrate the businesses we acquired from Crossbow, or other businesses we may acquire, could have a material adverse effect on our business, our reputation and our results of operations.

We may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or future competitors. If we do not compete successfully, our market share and revenue may decline. We and our distributors currently sell substantially all of our accelerometer and magnetic sensor products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We face competition in the sensor market primarily from traditional capacitive/piezoresistive-based accelerometer manufacturers, and hall-effect magnetic sensor manufacturers. Our Crossbow acquisition exposes us to competition from additional sources that we historically did not experience. Most of our current competitors have longer operating histories, significantly greater resources, brand recognition and a larger base of customers than we do. In addition, these competitors may have greater credibility with our existing or potential customers. Moreover, many of our competitors have been doing business with customers for a longer period of time and have established relationships, which may provide them with information regarding future market trends and requirements that may not be available to us. Additionally, some of our larger competitors may be able to provide greater incentives to customers through rebates and similar programs. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate sensor functionality into other products that we do not sell. These factors may make it difficult for us to gain or maintain market share.

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

For 2011, two OEM customers, each of which accounted for 10% or more of our net sales, accounted in the aggregate for 55.6% of our total net sales.  For 2010, one OEM customer, accounted for more than 10% of our net sales.  For 2009, five customers each accounted for 10% or more of our net sales, consisting of four distributors with a total of 51.9% and one OEM, as to 23.6%.  If the OEM customers do not experience continued commercial success with their OEM applications incorporating our products or if it or other major customers purchase fewer of our products, defer orders or fail to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2011 and 2010 were attributable to sensor products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

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

Currently, most of the wafers used in our sensor products are manufactured by a foundry in Taiwan. Taiwan is susceptible to earthquakes, typhoons, flood and other natural disasters, and has experienced severe earthquakes and typhoons in recent years that caused significant property damage and loss of life. In addition, this foundry is subject to risks associated with uncertain political, economic and other conditions in Taiwan and elsewhere in Asia, such as political turmoil in the region and the outbreak of contagious diseases, such as Severe Acute Respiratory Syndrome, or SARS, or any other epidemic such as avian flu. The occurrence of any of the foregoing could disrupt the foundry’s operations, resulting in significant disruption or delays in deliveries of raw materials for our operations. As a result, our business operations could be significantly disrupted and deliveries of our products could be delayed.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, Chief Executive Officer and director, Dr. Yang Zhao, was and remains central to the development and advancement of the thermal MEMS technology on which our accelerometer products have been designed and developed. In addition, our engineers and other technical personnel are critical to our future technological and product innovations. We have experienced significant turnover among our senior executive personnel since our initial public offering, including our termination in December 2011 of our Vice President of Worldwide Sales and Marketing, and in January 2009 of our Vice President of Engineering and the resignations of our Vice President of Marketing and Business Development in December 2008, of our Chief Financial Officer in June 2008 and of our Vice President and General Manager in January 2008. If Dr. Zhao or any of our other executive officers were to resign or otherwise leave our employment, we might not be able to replace them easily or at all, and our business could be disrupted and our financial condition and results of operations could be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. Although we maintain a “key person” life insurance policy on Dr. Zhao, we do not maintain such insurance for any of our other employees. We may incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacement for key personnel. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is very limited. We cannot assure you that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products as well as our overall business and growth prospects.

If we are unable to effectively manage changes in our rate of growth and address related financial, operational and systems requirements, our business and operating results could be harmed.

Our future growth and expansion require that we expand our operational, engineering and financial systems, procedures and controls and to improve our information technology, accounting and other internal management systems. However, as a result of the recent global economic recession and increasing competition from mobile phone and consumer markets, we have experienced losses since 2009, which have required us to carefully control our costs and expenses in order to minimize the impact of lower gross margins on our results of operations.  To the extent that such measures may have impaired or delayed our new product development activities, they could adversely affect our competitiveness. Additionally, these expense control measures could adversely affect our ability to continue to make necessary improvements to our operational, financial and management information systems. We have experienced significant turnover among our senior executive personnel.  Our expense reduction measures also included headcount reductions, particularly in our sales and marketing and general and administrative staffs. These changes have to some extent contributed, and may in the future contribute, to the challenge of effectively managing our changing operations.  If we are unable to manage our changing rate of growth effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. To successfully manage our business in this rapidly changing environment, we believe we must effectively:

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

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We have agreed to defend certain of our distributors and direct OEM customers against any claims by third parties of infringement of intellectual property rights and to indemnify them for all costs and damages arising from such claims. Any intellectual property dispute could have a material adverse effect on our business, operating results or financial condition.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We design our accelerometer and non-accelerometer products in-house and rely on a combination of patents, trademarks and employee and third-party nondisclosure agreements to protect our intellectual property. As of December 31, 2011, we owned thirty-six patents and had eighteen pending patent applications in the United States, and owned thirty-five patents and had thirty-six pending patent applications and assignment in China. As of that date, we also had three issued patents and seven pending patent applications in Japan, two issued patents and four pending patent applications in Germany, three pending patent applications filed with the European Patent Office and six pending patent applications filed under the Patent Cooperation Treaty (PCT). Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

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

We consider Analog Devices to be a significant competitor. If Analog Devices seeks to terminate, limit the scope of, or increase the fees payable under any of our licenses granted or assigned by them, our business, operations, financial condition and results of operation may be materially and adversely affected.

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

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009.  The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the end of 2011, we had furnished and equipped one third of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2011.  We may need to continue to furnishing the remaining manufacturing facility based on the projected growth of the sensor business.

In 2011, we completed another manufacturing facility with 14,000 square meters total space in Wuxi, China to host the manufacturing of our system solution products. The construction site is located on the same property as the Company’s June 2010 land purchase. The construction cost of approximately $8.1 million has been financed by the local Chinese government. We are currently negotiating with the local Chinese government the terms of an arrangement under which we expect either to lease the building for five years with the first year rent free, or to purchase the building at cost from the government within five years.

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

We believe that our current cash, cash flow from operations and proceeds of our project loans from the Agricultural Bank of China and funding from the local government of Wuxi will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs of maintaining adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

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

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a further write-down of the value of these securities were to become necessary, it would adversely affect our results of operations

As of December 31, 2011, our investments included $2.6 million (net of $400,000 unrealized temporary impairment loss) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $2.6 million of auction rate securities we held at December 31, 2011 as long-term investments.

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

We believe that our current cash, cash flow from operations and proceeds of the project loans from the Agricultural Bank of China and funding from the local government of Wuxi will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs of maintaining adequate manufacturing capacity, the continuing market acceptance of our products, payment terms for major contracts and customers, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

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

Our Wuxi subsidiaries are PRC companies. Our Wuxi subsidiaries generally purchase manufacturing components from third parties but purchase a small amount of manufacturing components from our U.S. headquarters at cost. To more efficiently manage our manufacturing process, we expect our Wuxi subsidiaries to purchase all manufacturing components from third parties.  We purchase all of the MEMS sensors that MEMSIC Semiconductor produces and some of the system solution products that MTS produces.

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

We may rely on dividends paid by our Wuxi subsidiaries for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our Wuxi subsidiaries are required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. As of December 31, 2011, MEMSIC Semiconductor has established a reserve fund of $780,000. If our Wuxi subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their abilities to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiaries, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in a 24.0% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2011.  While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

Our reporting currency is the U.S. dollar and all of our sales and liabilities are denominated in U.S. dollars. Approximately one third of our operating expenses and a majority of our assets are denominated in RMB. Accordingly, as a result of China’s 2005 currency policy, our operating expenses, in U.S. dollar equivalents, increased and our operating margins and net income were adversely affected. In addition, the value of our Chinese assets, in U.S. dollar equivalents, increased. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. As a result, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

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

There has been a history of significant volatility in the market prices of securities of technology companies. Since our initial public offering in December 2007, the market price for our common stock has ranged from a high of $11.00 to a low of $1.28 per share. The market price of our common stock may continue to be volatile and subject to wide fluctuations, in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	conditions in the semiconductors industry;
•	changes in the economic performance or market valuations of other companies in the semiconductors industry;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	intellectual property litigation;
•	transfer restrictions on our outstanding shares or sales of additional shares; and
•	general economic or political conditions in Asia, particularly China, the United States and Europe.

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

As of March 12, 2012, our executive officers, directors and entities affiliated with them beneficially owned approximately 40.4% of our outstanding shares of common stock.  These included Dr. Yang Zhao, our president and chief executive officer, who beneficially owned 4.7% of our outstanding shares of common stock and Dr. Quan Zhou, who was appointed as a member of our board of directors on March 16, 2011. Dr. Zhou is a Managing Director and General Partner at IDG Capital Partners, whose affiliated funds beneficially own approximately 19.7% of our outstanding shares of common stock.  These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and will require a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls will also involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could harm our operating results, could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

It may be difficult to enforce judgments against us in U.S. courts.

Although we are a Delaware corporation, our manufacturing subsidiaries and approximately 57.5% of our assets were located outside of the United States as of December 31, 2011. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

Item 2.   Properties.

Our corporate headquarters are located at One Tech Drive, Suite 325, Andover, Massachusetts 01810. In addition, we also have offices in Chicago, Illinois and San Jose, California. Our Andover headquarters is responsible for sales and marketing, financing, and research and development, our Chicago office is also responsible for research and development and our San Jose office is responsible for sales and marketing, research and development for the system solution products. In addition, we have sales offices in Shanghai, China and Tokyo, Japan. We lease these premises from unrelated third parties. The lease contract on our corporate headquarters in Andover expires in June 2013.

Our current manufacturing facility and our new facility are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. With the completion of the new research and development and manufacturing buildings, our current manufacturing facility comprises a production area of approximately 16,300 square meters and an office area of approximately 8,700 square meters. The current facility is responsible for sensor product manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering. We purchased another piece of land of approximately 66,670 square meters in Wuxi in June of 2010 for $4.0 million, which we have used to build a manufacturing facility for our indirect Wuxi subsidiary, MEMSIC Transducer Systems Co. Ltd. (“MTS”).  The building, consisting of 14,000 square meters, was completed and begun usage in the third quarter of 2011.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2010

Quarter ended March 31, 2010	$3.75	$3.16
Quarter ended June 30, 2010	$3.50	$2.23
Quarter ended September 30, 2010	$2.41	$2.07
Quarter ended December 31, 2010	$3.40	$2.32

Year ended December 31, 2011

Quarter ended March 31, 2011	$3.70	$3.00
Quarter ended June 30, 2011	$3.70	$2.81
Quarter ended September 30, 2011	$3.44	$2.22
Quarter ended December 31, 2011	$3.26	$2.16

On March 12, 2012, the last reported sale price on the Nasdaq Global Market for our common stock was $3.84 per share. On March 12, 2012, there were approximately 21 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through December 31, 2011, we have applied approximately $9.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction and furnishing of two new buildings adjacent to that facility, $4.0 million to the purchase of a piece of land for the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We have invested the balance of $21.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Our sensor products combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard CMOS process. This approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. Our magnetic sensor product is based on AMR technology which provides higher accuracy, better sensitivity across temperature and lower power as compared to hall-effect based magnetic sensors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into touch and flow sensors and related applications. Our sensor products have a wide range of applications such as mobile phones, automotive safety systems and video projectors.

Our system solution products consist primarily of wireless sensors that connect the physical environment with enterprise management and information systems to provide advanced monitoring, automation and control solutions for a range of industries, as well as inertial systems that provide end-users and systems integrators with MEMS-based solutions for measurement of static and dynamic motion in a wide variety of challenging environments, including avionics, remotely operated vehicles, agricultural and construction vehicles, automotive test and wind power turbines.

Our system solution products initially consisted primarily of the product lines we acquired from Crossbow Technology in January 2010, including the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business

We manufacture our sensor products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold.

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA certified products are continued to be manufactured by Crossbow Technology under a manufacturing agreement that expires on December 31, 2012.

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

Recent Development

On November 23, 2011, MTS, our wholly-owned indirect subsidiary, entered into an Investment Contribution Agreement (“JV Agreement”) with Wuxi New District Science and Technology Financial Investment Group Co. Ltd. (“Wuxi VC Group”), a state owned Chinese venture capital fund.  The JV Agreement creates a joint venture to further design, develop and market MTS’ wireless sensor network technology.  In connection with the joint venture, a new corporation was organized under the laws of the People’s Republic of China (“PRC”), named MEMSIC Wuxi Wireless Sensor Network Technology Co. Ltd. (“Wuxi WSN”).  MTS and Wuxi VC Group contributed to Wuxi WSN an initial cash investment of $629,000 and $315,000, respectively, representing 66.7% and 33.3%  ownership of Wuxi WSN, respectively.

Description of Certain Line Items

Net Sales

Net sales represent gross revenue net of an allowance for the estimated amount of product returns and sales rebates from our customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain circumstances. We recognize revenue in accordance with ASC Topic 605-15, Revenue Recognition.

Historically, our revenue has been derived primarily from shipments of our sensor products. As a result of our Crossbow acquisition in January 2010, net sales of system solution products have increased substantially as a percentage of our net sales, and accounted for 15.1% of our net sales in 2011.  The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our sensor products have tended to decline due to the following factors, among others:

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

Net Sales by Application

In 2011, net sales from mobile phone applications were the largest component of out total sales, representing 51.9% of total net sales in 2011, compared to 19.8% in 2010.  The increase was attributable to sales of our magnetic sensors to a major mobile phone manufacturer and our continued efforts to win major global mobile phone accounts.

Net sales from automotive applications grew $2.4 million from 2010, representing 21.1% of total net sales in 2011. This growth was primarily due to the increased shipments by our biggest automotive customer of its vehicle stability control system incorporating our sensor products.  We expect our sales from automotive applications will continue to grow with our new applications and the recovery of the auto market. To increase net sales from the automotive market, we will continue to seek to have our sensors designed into new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate, and this market was disproportionately affected by the recent global downturn.

In 2011, net sales from industrial and other applications represented 17.3% of total net sales, down from 32.7% of total net sales in 2010.  The percentage decrease was primarily due to the result of the large increase in total sales contributed by increasing sales from mobile phone applications.

Net sales from consumer applications accounted for 9.7% of total net sales in 2011, compared with 16.4% in 2010. On a dollar basis, net sales from consumer applications increased $0.3 million from 2010.  Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$35,354	51.9%	$7,671	19.8%
Consumer	6,629	9.7	6,338	16.4
Automotive	14,380	21.1	12,020	31.1
Industrial/other	11,790	17.3	12,623	32.7
Total	$68,153	100.0%	$38,652	100.0%

Net Sales by Customer Base

Our customers primarily consist of OEMs and ODMs, and distributors who resell to OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. Customers that individually represented 10% or more of our net sales, accounted in the aggregate for approximately 55.6% of our net sales in 2011 compared with 30.4% in 2010.  The increase in concentration of customers is primarily due to the rapid increase in sales to a major mobile phone customer. .

The following table sets forth, as a percentage of our total sales, our sales with each customer that accounted for 10% or more of our total sales in either of 2011 or 2010.

	For the Year Ended December 31,
Customer	2011	2010
Samsung	37.4%	4.2%
Autoliv	18.3	26.2
% of total sales	55.6%	30.4%

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

	For the year ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Sensor products	$57,877	84.9%	$27,790	71.9%
System solution products	10,276	15.1	10,862	28.1
Total	$68,153	100.0%	$38,652	100.0%

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

	For the year ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$39,722	58.3%	$13,427	34.7%
Europe	3,433	5.0	3,707	9.6
Japan	7,996	11.7	6,009	15.5
North America	16,630	24.4	14,360	37.2
Other	372	0.5	1,149	3.0
Total	$68,153	100.0%	$38,652	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers.

During 2011, our wireless system solution products and part of the inertial system solution products were manufactured by our indirect subsidiary in Wuxi, China through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We have extended the manufacturing agreement with Crossbow Technology to provide for support of manufacturing certain non-FAA certified products and all of the FAA certified products until December 31, 2012.

Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv) outsourced processing fees paid to third-party packaging service providers and assembly vendors.

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

Gross Profit and Gross Margin

Our gross margin has continued to decrease from 45.6% in 2009 and 39.6% in 2010 to 35.0% in 2011.  Our gross profit and gross margin are affected by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications have historically had lower margins than our products for automotive products and this trend has accelerated recently. In addition, in 2010, we reduced our prices for accelerometers used in mobile phone applications, which allowed us to deplete inventories of our existing mobile phone application product and launch our newly introduced ultra low cost orientation sensor product, which contributed to the decrease in the sensor product gross margin in 2010.  In 2011, our margins decreased further primarily as a result of a significant portion of our sales coming from low margin mobile phone applications. Notwithstanding the relatively low margins in the mobile phone applications market, we will seek to increase our market share in that market by introducing products with more functionalities and at a competitive cost, in the goal of capitalizing on the significant potential for revenue growth in that market.

The gross margin from systems solution products are beginning to reflect the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. As a result of our migration of manufacturing of these products to China, our gross margins from system solution products increased from 48.0% in 2010 to 54.5% in 2011. We expect the gross margins for our system solution products to continue to increase as we continue to make improvements to the manufacturing process.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and wages for administrative personnel; costs for professional services, including legal, tax and accounting services; depreciation and amortization expenses for non-manufacturing equipment; travel and entertainment expenses; office supply and other office-related expenses; office rental expenses; others, such as utilities, insurance and provision for accounts receivable; and stock-based compensation. Our general and administrative expenses increased in 2011 due to expanded operations in California and Wuxi China. We expect that our general and administrative expenses will continue to increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations. However, we expect that such expenses will decrease as a percentage of net sales.

Impairment of Goodwill

We recorded a goodwill impairment charge of $4.5 million related to our 2010 Crossbow acquisition at December 31, 2011 as a result of our annual 2011 goodwill impairment analysis.

Other Income (Expense)

Other income (expense), primarily consists of interest income earned on our cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

Provision for (Benefit from) Income Taxes

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34.0% and 8.25%, respectively. At December 31, 2011, the Company had gross U.S. net operating loss carryforwards of $8.7 million, which expire in various amounts beginning in 2028. Included within this amount is approximately $289,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes.

Enterprise Income Tax

On March 16, 2007, the National People’s Congress of China approved and promulgated a new tax law named “Enterprise Income Tax Law”, which took effect beginning January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from 2008，the first effective year of the new tax law.  Our Wuxi subsidiary, MEMSIC Semiconductor (Wuxi) Co., Ltd. ( “MEMSIC Semiconductor”) was entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for 2007, the year in which it first had positive accumulated earnings, and 2008, followed by a 50% reduction from 2009 to 2011.

While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies. And the qualification will be reviewed every three years.

MEMSIC Semiconductor has been qualified as a “high-technology company especially supported by the PRC government” in 2008.  Therefore, a preferential enterprise income tax rate of 15% under the new tax law will apply to MEMSIC Semiconductor.  However, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. That is to say, MEMSIC Semiconductor may either choose to benefit from the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, or, choose the preferential enterprise income tax rate of 15% for qualified high-technology companies under the new tax law. We believe the adoption of the transition-period preferential tax policy will be more beneficial to MEMSIC Semiconductor. Therefore, from 2009 to 2011, the effective income tax rate for MEMSIC Semiconductor is 12.5%.

As a result of the new tax law, following 2011 and upon expiration of the Company’s 50% reduction from the then applicable income tax rate, our effective tax rate may increase, unless we are otherwise eligible for preferential treatment. In 2011, MEMSIC Semiconductor has passed the “high-technology Company especially supported by the PRC government” review.  Therefore, MEMSIC Semiconductor will be entitled to the preferential enterprise income tax rate of 15% from 2012 to 2014.

The new tax law and its implementing rules provide that dividends paid by a PRC entity to a non-resident enterprise for tax purposes is subject to PRC withholding tax at a rate of 10% subject to reduction by an applicable tax treaty with the PRC. We expect that a 10% withholding tax will apply to dividends paid to us by our Wuxi subsidiary, but this treatment will depend on our status as a non-resident enterprise of China. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors -Risks Related to Doing Business in China - We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders” in our Annual Report on Form 10-K for the year ended.

Our indirect Wuxi subsidiary and MEMSIC Semiconductor’s wholly owned subsidiary MEMSIC Transducer Systems Company Limited (“MTS”) is subject to the enterprise income tax rate of 25%.  In 2012, MTS will apply for “high-technology Company especially supported by the PRC government”.  Once approved, a preferential enterprise income tax rate of 15% will apply to MTS.

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations.”

Other PRC taxes

Other miscellaneous PRC taxes primarily consist of property tax, land-use tax and stamp tax which are accounted for in our general and administrative expenses, and education surcharge and City maintenance and construction tax, which is recorded as part of our cost of goods sold.

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

As of December 31, 2011, our investments included $2.6 million of auction rate securities. Due to liquidity issues that have recently been experienced in global credit and capital markets, certain of the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities we hold continue to pay interest in accordance with their stated terms. We have classified our auction rate securities as long-term investments since December 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

 We estimated the fair value of these securities at December 31, 2011 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as a third party specialist’s valuation. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, we intend to hold these auction rate securities for the foreseeable future.

Our valuation analysis at December 31, 2011 resulted in no change in temporary unrealized impairment loss from 2010.  The total unrealized impairment loss at December 31, 2011 was $400,000. We continue to monitor the market for auction rate securities and to assess its impact on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

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

Allowance for Doubtful Accounts

Our standard policy on payment terms is net 30 days from delivery. In 2011 and 2010, our average days sales outstanding was 33 days and 30 days, respectively. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and reviews such limits prior to product shipment. We believe that such customers are of high credit quality and that we are not subject to unusual risk with respect to such customers.

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

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition has been allocated to our system solutions product reporting unit. The factors that account for the goodwill include the following synergies:

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

We evaluate our goodwill annually at the end of the year. In December 2011, we performed an impairment test for goodwill and we reached the conclusion after two years of operations that the system solutions business was not likely to grow as originally forecasted without creating new market applications with new and upgraded products. We concluded that this slower than anticipated growth represented an indicator of impairment of the goodwill associated with the acquired assets. We concluded that impairment existed as of December 31, 2011 and recorded an impairment charge of $4.5 million in 2011. The ending balance of goodwill at December 31, 2011 was $607,000.

We performed the recoverability test to determine whether an impairment loss should be measured with respect to the long-lived assets of our system solution product reporting unit, including trademarks, customer relationships and developed technologies. We estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets of the system solution product reporting unit and their eventual disposal and compared this to the carrying amount of the long-lived assets. We concluded that the estimated undiscounted cash flows exceed the carrying amount and the long-lived assets are recoverable, and that therefore, an impairment of the long-lived assets did not exist at December 31, 2011.

We performed our analysis according to ASC Topic 350, Goodwill and Other Intangible Assets and ASC Topic 360, Impairment or Disposal of Long-Lived Assets, using a two-step method. In the first step, we compared the estimated fair value of the reporting segment of our system solution product to its carrying amount, including goodwill, and this comparison indicated an impairment.

The determination of the fair value of our system solution product reporting unit included two valuation methods: the income approach and the market approach. Under the income approach, we have considered the discounted cash flow (DCF) method. Under the market approach, we have considered the guideline public company (GPC). The income approach provides a method for incorporating our long term forecast into the determination of value. Judgment is required when performing adjustments to the forecast, selecting an appropriate discount rate and determining a terminal value. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2011 revenues and 2012 projected revenues. We compared our system solution product reporting unit to the guideline public companies in terms of size, profit margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 17% was applied to the value indicated by the guideline public company method. We have applied equal weighting to the income and market (GPC) approaches. We tested the reasonableness of the fair value conclusion by calculating value using the DCF method and the GPC method, comparing the fair value conclusion to the market capitalization of the parent company.

As a result of this analysis, we concluded that the fair value of our system solution product reporting unit was less than the carrying amount, indicating an impairment.

According to ASC Topic 350, if the carrying amount exceeds the estimated fair value, step two is required to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the system solution product segment, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. We followed these steps and calculated the goodwill impairment to be $4.5 million at December 31, 2011.

We plan to continue to perform an impairment test for goodwill on an annual basis at the end of each fiscal year. In addition to the annual goodwill impairment test, an interim test for goodwill impairment will be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

Stock-Based Compensation

General

Share-based payments to employees, including grants of employee stock options, are recognized in our financial statements based on their fair values. The cost of equity-based service awards is based on the grant-date fair value of the award and is recognized over the period during which the employee is required to provide service in exchange for the award (vesting period). Stock-based compensation arrangements with non-employees are accounted for utilizing the fair value method or, if a more reliable measurement, the value of the services or consideration received. The resulting compensation expense is recognized for financial reporting over the term of performance or vesting.

Valuation of Stock Options

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The key input assumptions used in the Black-Scholes option pricing model include; (i) the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility is based on historic volatilities from traded shares of a selected publicly traded peer group, believed to be comparable after consideration of size, maturity, profitability, growth, risk and return on investment; and (iv) dividend yield, we have not paid dividends in the past and do not expect to in the foreseeable future. We utilize historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

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

We have been in a three-year cumulative loss position since 2009 in the United States and as a result we recorded a full valuation allowance against our U.S. deferred tax assets, due to the uncertainty with respect to future taxable income in the United States.  In the event we generate future taxable income our income tax expense in future periods could be reduced to the extent those deferred tax assets are deemed recoverable.

The net deferred tax asset balance at December 31, 2011 was $202,000, including $173,000 related to PRC taxes applicable to our China subsidiary and $29,000 related to Japan taxes applicable to Crossbow Japan.

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

We have performed an analysis of our uncertain tax positions in connection with the application of ASC Topic 740 as of the year ended December 31, 2011 and concluded we have no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, we have recorded no tax reserve related to uncertain positions in our financial statements

Advance Research Funding

Advance research funding represents grants awarded by the Chinese government to fund specific research and development projects that we undertake. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in our statements of operations or to equipment used in the specified research and development projects on our balance sheet as we perform the project. Significant judgment may be involved in assessing our completion of the project or compliance with the required application of the research funding to qualified expenses.

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

	For the Year Ended December 31,
	2011			2010
	Amount	% of net sales		Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$68,153	100.0%		$38,652	100.0%
Cost of goods sold	44,314	65.0		23,327	60.4
Gross profit	23,839	35.0		15,325	39.6

Operating expenses:
Research and development	8,554	12.5		8,698	22.5
Sales and marketing	6,892	10.1		5,092	13.2
General and administrative	10,355	15.2		8,547	22.1
Amortization expense	1,628	2.3		1,549	4.0
Impairment of goodwill	4,492	6.6		-	-
Total operating expenses	31,921	46.7		23,886	61.8

Operating loss	(8,082)	(11.7)		(8,561)	(22.2)

Other income:
Interest and dividend income	438	0.6		442	1.1
Foreign exchange gain	1,154	1.7		682	1.8
Other, net	564	0.8		133	0.4
Total other income	2,156	3.1		1,257	3.3

Loss before income taxes	(5,926)	(8.6)		(7,304)	(18.9)
Provision for (benefit from) income taxes	77	0.1		(6)	(0.0)
Net loss	$(6,003)	(8.7)		$(7,298)	(18.9)

Less: net income attributable to non-controlling interest	82	0.1		64	0.2
Net loss attributable to MEMSIC, Inc.	$(6,085)	(8.8	) %	$(7,362)	(19.1	) %

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales. Our net sales increased by 76.3% to $68.2 million in 2011 from $38.7 million in 2010. This increase was primarily due to an increase in our sales of our magnetic sensor products to a single customer for mobile phone applications. Sales in our systems solutions segment decreased to $10.3 million in 2011 from $10.9 million in 2010.

•	Sales in mobile phone applications increased 360.9% to $35.4 million in 2011 from $7.7 million in 2010, due to a significant increase in unit sales of our magnetic sensor products.
•
Sales in automotive applications increased 19.6% to $14.4 million in 2011 from $12.0 million in 2010.  The increase reflects the continued growth of sensor products in the vehicle stability control application.

•	Sales in consumer applications increased 4.6% to $6.6 million in 2011, compared to $6.3 million in 2010.

Cost of goods sold.   Our cost of goods sold increased by 90.0% to $44.3 million in 2011 from $23.3 million in 2010. This increase was primarily due to the increase in the volume of units sold.

Gross profit and gross margin.  Our gross profit increased by 55.6% to $23.8 million in 2011 from $15.3 million in 2010. Our gross margin decreased to 35.0% in 2011 from 39.6% in 2010 primarily due to the decline in the average selling prices of our magnetic sensor products in 2011, particularly on products for mobile phone applications, which more than offset the generally higher gross margins on our new system solution products.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands):

	For the year ended December 31,
	2011		2010
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$18,237	31.5%	$10,108	36.4%
System solution products	5,602	54.5	5,217	48.0
Total	$23,839	35.0%	$15,325	39.6%

Gross profit from our sensor products increased to $18.2 million in 2011 from $10.1 million in 2010. This increase was primarily due to increased sales volume of our magnetic sensor products. Gross margin of our sensor products decreased to 31.5% in 2011 from 36.4% in 2010 as a result of changes in our sales mix due to net sales of lower-margin mobile phone applications increasing to 51.9% of net sales in 2011 from 19.8% of net sales in 2010, which negatively affected the average gross margin.

Gross profit of our system solution products increased to $5.6 million in 2011 from $5.2 million in 2010 as a result of improved margins.  Gross margin of our system solution products increased to 54.5% in 2011 from 48.0% in 2010 as a result of an increase in sales of higher margin products and lower overall costs as a result of our transfer of manufacturing activities to our Wuxi manufacturing facility.  We expect our gross margin of our system solution products to remain strong as we realize the benefit from the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.   Our research and development expenses decreased by 1.7%, to $8.6 million in 2011 from $8.7 million in 2010. This decrease was primarily attributable to the application of research and development subsidies received from the Chinese government to certain engineering project expenses. Research and development expenses, as a percentage of total net sales, decreased to 12.5% for the year ended December 31, 2011 from 22.5% for the year ended December 31, 2010 as a result of total net sales increase. We will continue to invest in research and development projects to develop new products and system solutions, and as a result, we expect our research and development expense will increase in 2012.

Sales and marketing.   Our sales and marketing expenses increased by 35.3% to $6.9 million in 2011 from $5.1 million in 2010. The increase was primarily due to increased commission expense related to higher sales volume and marketing resources for our existing product lines. Sales and marketing expenses, as a percentage of total net sales, decreased to 10.1% for the year ended December 31, 2011 from 13.2% for the year ended December 31, 2010 as a result of total net sales increase.

General and administrative.  Our general and administrative expenses increased by 21.2% to $10.4 million in 2011 from $8.5 million in 2010. This increase was primarily due to increased headcount, increased office and administrative expenses of our California office and MTS. General and administrative expenses, as a percentage of total net sales, decreased to 15.2% for the year ended December 31, 2011 from 22.1% for the year ended December 31, 2010 as a result of total net sales increase.

Amortization. Amortization expense increased to $1.6 million in 2011 from $1.5 million in 2010.

Impairment of Goodwill.   We recorded a goodwill impairment charge of $4.5 million related to our 2010 Crossbow acquisition at December 31, 2011 as a result of our annual 2011 goodwill impairment analysis.

Other income.  Our other income was $2.2 million in 2011 compared to $1.3 million in 2010. This increase was primarily due to foreign exchange gain and the collection of $0.3 million related to a previously written-off loan.

Provision for income taxes.  Our income tax provision was $77,000 in 2011 compared to an income tax benefit of $6,000 in 2010. Our income tax provision for 2011 reflected a tax provision of $138,000 related to income in Crossbow Japan and a provision of $1,000 related to U.S. state minimum tax, offset by a tax benefit of $5,000 related to a change in the deferred tax assets in China and a reversal of a provision of $57,000 related to certain deferred tax liabilities as a result of goodwill impairment loss.

Our income tax benefit in 2010 reflected principally a provision of $62,000 related to net income in Crossbow Japan and a provision of $57,000 related to certain deferred tax liability, offset by an income tax benefit of $122,000 related to a research and development tax credit received by our Wuxi subsidiary and a tax benefit of $3,000 related to a change in the deferred tax asset in China. Our income tax provision for 2009 principally reflected income tax expense incurred by our Wuxi subsidiary. Beginning in 2009, our Wuxi subsidiary started its three-year tax holiday period at one-half the unified tax rate of 25%, which will extend until 2011.

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $51.9 million. In addition, our investments included $6.8 million of short-term investments and $2.6 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. During the fourth quarter of 2011, we received $2.4 million from a full redemption of the Montana Health Facility Authority Select Auction Variable Rate Securities that we held, which were previously classified as long-term investments on our balance sheet.  Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in the remaining auction rate securities that we hold to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of December 31, 2011, $17,930,000 has been withdrawn and is outstanding.  The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

In June 2010, we purchased a parcel of land in Wuxi for $4.0 million, on which we built the new manufacturing facility for MTS.

We believe that our current cash, recent proceeds of the project loan from the Agricultural Bank of China, funds from the local government of Wuxi and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs of maintaining adequate manufacturing capacity, the continuing market acceptance of our products, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$4,037,259	$(2,833,475)
Net cash used in investing activities	(7,293,717)	(25,981,526)
Net cash provided by (used in) financing activities	(59,727)	17,900,266
Effect of exchange rate changes on cash and cash equivalents	(463,892)	(361,796)
Net increase (decrease) in cash and cash equivalents	$(3,780,077)	$(11,276,531)

Operating Activities

Net cash provided by operating activities for 2011 was $4.0 million, which was the result of a net loss of $6.0 million adjusted to reflect a net increase relating to non-cash items and the net change in operating assets and liabilities.  The non-cash items totaled $10.8 million and were the result of $4.7 million depreciation and amortization, stock based compensation of $1.6 million, and goodwill impairment charge of $4.5 million.  The adjustments related to changes in balances of operating assets and liabilities, a net decrease of $0.8 million, consisted of a $2.1 million increase in inventory, an increase of $2.4 million in accounts receivable, offset by a decrease in others assets of $0.4 million and an increase in accounts payable and accrued expenses of $3.3 million.

Net cash used by operating activities for 2010 was $2.8 million, which was derived from a net loss of $7.3 million adjusted to reflect a net increase relating to non-cash items and the net change in operating assets and liabilities.  The adjustments relating to non-cash items of $5.4 million, were primarily attributable to depreciation and amortization of $3.9 million, stock based compensation of $1.5 million and deferred income tax of $29,000.  The adjustments related to changes in balances of operating assets and liabilities, a net decrease in cash of $1.0 million, consisted of an increase in inventory of $3.1 million, an increase in accounts receivable of $0.8 million, and an increase in other assets of $1.5 million offset by an increase in accounts payable and accrued expenses of $4.4 million.

Investing Activities

Net cash used in investing activities for 2011 was $7.3 million primarily attributable to the $6.8 million purchases of short-term investments and $2.9 million used for the purchase of property and equipment, offset by proceeds from the sale of investments of $2.4 million as the result of the redemption of one of our auction rate securities.

Net cash used in investing activities for 2010 was $26.0 million, primarily consisting of the payment of $17.6 million, net of acquired cash of $0.4 million, for the Crossbow acquisition and $8.5 million for the purchase of property and equipment for expanding our manufacturing capacity for future growth, offset by proceeds from sale of investments of $0.2 million.

Financing Activities

Net cash used by financing activities for 2011 was $60,000, mainly the result of payment of a cash dividend of $115,000 paid to the minority owner of the joint venture in Japan offset by proceeds of $56,000 from the exercise of options to purchase common stock.

Net cash provided by financing activities for 2010 was $17.9 million, primarily reflecting proceeds from the project loan from the Agricultural Bank of China of $17.9 million and proceeds of $22,000 from exercise of options to purchase common stock, offset by a cash dividend of $52,000 paid to the minority owner of the joint venture in Japan.

Capital Expenditures

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009.  The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the end of 2011, we furnished and equipped one third of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2011.

We completed another manufacturing facility with 14,000 square meters total space in Wuxi, China in 2011 to host the manufacturing of our system solution products. The construction site is located on the same property as the Company’s June 2010 land purchase. The construction cost of approximately $8.1 million has been financed by the local Chinese government. We are currently negotiating with the local Chinese government the terms of an arrangement under which we expect either to lease the building for five years or to purchase the building at cost from the government within five years.

Our capital expenditures amounted to $2.9 million and $8.5 million in 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities.  Other than operating leases for office leases, we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only and, therefore, adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect the provisions of ASU No. 2011-04 to have a material effect on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.  ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. The adoption of ASU 2009-13 did not have a material impact on our financial position or statement of operations.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MEMSIC, Inc.

We have audited the accompanying consolidated balance sheets of MEMSIC, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEMSIC, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts
March 16, 2012

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$51,914,128	$55,694,205
Restricted cash	3,791,189	2,928,933
Short-term investments	6,814,728	-
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of December 31, 2011 and December 31, 2010	6,068,904	3,664,444
Inventories	11,459,153	8,923,127
Other assets	2,050,787	2,537,445
Total current assets	82,098,889	73,748,154

Property and equipment, net	30,998,489	22,015,502
Long-term investments	2,600,000	5,020,000
Goodwill	606,976	4,919,513
Intangible assets, net	11,091,532	11,894,328
Other assets	136,633	67,599
Total assets	$127,532,519	$117,665,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,439,605	$4,563,420
Accrued expenses	2,630,966	2,969,839
Advance research funding	3,791,189	2,928,933
Current portion of long-term debt	500,000	-
Total current liabilities	15,361,760	10,462,192

Note payable to bank, net of current portion	17,430,000	17,930,000
Building liability	8,161,288	-
Other liabilities	124,180	90,036
Total other liabilities	25,715,468	18,020,036

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,983,813 and 23,810,613 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	240	238
Additional paid-in capital	101,266,272	99,615,378
Accumulated other comprehensive income	4,363,930	3,029,372
Accumulated deficit	(19,908,135)	(13,823,565)
MEMSIC, Inc. stockholders' equity	85,722,307	88,821,423
Non-controlling interest related to joint ventures	732,984	361,445
Total stockholders' equity	86,455,291	89,182,868
Total liabilities and stockholders’ equity	$127,532,519	$117,665,096

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Net sales	$68,153,132	$38,651,577
Cost of goods sold	44,313,782	23,326,823
Gross profit	23,839,350	15,324,754

Operating expenses:
Research and development	8,553,569	8,697,981
Sales and marketing	6,892,303	5,092,353
General and administrative	10,354,798	8,546,722
Amortization expense	1,627,692	1,549,377
Impairment of goodwill	4,492,000	-
Total operating expenses	31,920,362	23,886,433

Operating loss	(8,081,012)	(8,561,679)

Other income:
Interest and dividend income	437,655	442,167
Foreign exchange gain	1,153,822	682,290
Other, net	564,489	132,992
Total other income	2,155,966	1,257,449

Loss before income taxes	(5,925,046)	(7,304,230)
Provision for (benefit from) income taxes	77,397	(5,628)
Net loss	(6,002,443)	(7,298,602)

Less: net income attributable to non-controlling interest	82,127	64,111
Net loss attributable to MEMSIC, Inc.	$(6,084,570)	$(7,362,713)

Net loss per common share to MEMSIC, Inc.:
Basic	$(0.26)	$(0.31)
Diluted	$(0.26)	$(0.31)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	23,827,937	23,803,414
Diluted	23,827,937	23,803,414

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulated Other		MEMSIC, Inc.	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity
Balance at December 31, 2009	23,793,113	$238	$98,112,408	$2,218,496	$(6,460,852)	$93,870,290	$-	$93,870,290

Net loss					(7,362,713)	(7,362,713)	64,111	(7,298,602)
Foreign currency translation adjustment				963,876		963,876		963,876
Unrealized loss on auction rate securities				(153,000)		(153,000)		(153,000)
Comprehensive loss						(6,551,837)	64,111	(6,487,726)

Exercise of options to purchase common stock	17,500	0	22,410			22,410		22,410
Stock compensation expense			1,480,560			1,480,560		1,480,560
Acquisition of Crossbow Japan minority interest						-	349,478	349,478
Dividend paid to Crossbow Japan non-controlling interest							(52,144)	(52,144)
Balance at December 31, 2010	23,810,613	238	99,615,378	3,029,372	(13,823,565)	88,821,423	361,445	89,182,868

Net loss				-	(6,084,570)	(6,084,570)	82,127	(6,002,443)
Foreign currency translation adjustment				1,334,755	-	1,334,755	(3,025)	1,331,730
Unrealized loss on short-term investment				(197)	-	(197)	-	(197)
Comprehensive loss				1,334,558	(6,084,570)	(4,750,012)	79,102	(4,670,910)

Exercise of options to purchase common stock	33,200	1	55,661			55,662		55,662
Issuance of restricted stock award	140,000	1	(1)			-		-
Stock compensation expense			1,595,234			1,595,234		1,595,234
Acquisition of Wuxi WSN non-controlling interest						-	317,767	317,767
Dividend paid to Crossbow Japan non-controlling interest and other adjustment							(25,330)	(25,330)
Balance at December 31, 2011	23,983,813	$240	$101,266,272	$4,363,930	$(19,908,135)	$85,722,307	$732,984	$86,455,291

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,002,443)	$(7,298,602)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,114,498	2,313,039
Amortization	1,627,692	1,549,377
Stock compensation expense	1,595,234	1,480,560
Deferred rent	34,145	31,494
Deferred income taxes	(64,664)	28,504
Impairment of goodwill	4,492,000	-
Changes in operating assets and liabilities, net of the effects of business acquisition:
Restricted cash	(708,501)	(1,981,344)
Accounts receivable	(2,386,050)	(775,455)
Inventories	(2,104,880)	(3,125,258)
Other assets	417,273	(1,451,845)
Advance research funding	708,501	1,981,344
Accounts payable and accrued expenses	3,314,454	4,414,711
Net cash provided by (used in) operating activities	4,037,259	(2,833,475)

Cash flows from investing activities:
Purchase of short-term investments	(6,814,925)	-
Proceeds from sale of long-term investments	2,420,000	180,000
Purchase of property and equipment	(2,898,792)	(8,513,773)
Acquisition payment, net of acquired cash of $352,247	-	(17,647,753)
Net cash used in investing activities	(7,293,717)	(25,981,526)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(115,389)	(52,144)
Proceeds from exercise of options to purchase common stock	55,662	22,410
Proceeds from note payable to bank	-	17,930,000
Net cash (used in) provided by financing activities	(59,727)	17,900,266

Effect of exchange rate changes on cash and cash equivalents	(463,892)	(361,796)

Net decrease in cash and cash equivalents	(3,780,077)	(11,276,531)
Cash and cash equivalents —beginning of year	55,694,205	66,970,736
Cash and cash equivalents —end of year	$51,914,128	$55,694,205

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$800	$800
Building liability	$8,161,288	$-

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

On November 23, 2011, MEMSIC Transducer Systems, Co. Ltd. (“MTS”), our wholly-owned subsidiary, entered into an Investment Contribution Agreement (“JV Agreement”) with Wuxi New District Science and Technology Financial Investment Group Co. Ltd. (“Wuxi VC Group”), a state owned Chinese venture capital fund.  The JV Agreement creates a joint venture to further design, develop and market MTS’ wireless sensor network technology.

In connection with the joint venture, a new corporation was organized under the laws of the People’s Republic of China (“PRC”), named MEMSIC Wuxi Wireless Sensor Network Technology Co. Ltd. (“Wuxi WSN”).  MTS has a 66.7% ownership of Wuxi WSN which is set to begin operation in January 2012.

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

The Company incurred approximately $379,000 acquisition-related costs. For the year ended December 31, 2011 and 2010, $0 and $82,809 were recognized in general and administrative expenses in the consolidated statements of operations, respectively. There were no other costs incurred in connection with the acquisition.

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

In the Company’s 2010 Consolidated Cash Flow Statement, these amounts were included in investing activities and are excluded from the changes in assets and liabilities in operating activities.

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

The results of the Crossbow acquisition for 2011 and 2010 are shown in the system solutions segment.  Results are reported through gross margin as management expenses are not allocated to the segments.

3. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MEMSIC, Inc., MEMSIC Semiconductor, MTS and the Company’s majority owned and controlled joint ventures, Crossbow Japan and Wuxi WSN.  The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company), in its consolidated financial statements.   The Company also presents all of Wuxi WSN’s assets and liabilities as well as the non-controlling interest in Wuxi WSN (representing 33.3% equity interest in the entity not owned by the Company), in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advance research funding activities for year ended December 31, 2011 are as follows:

Advanced Research Funding

Balance at January 1, 2011	$2,928,933
Funds received	1,908,024
Research and development activities	(498,215)
Property and equipment expenditures	(547,553)
Balance at December 31, 2011	$3,791,189

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies it short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At December 31, 2011 and 2010, the underlying currency for approximately 56.4% and 51.1% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At December 31, 2011 and 2010, the underlying currency for approximately 1.2% and 1.1% of consolidated assets, respectively, was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor, MTS, Wuxi WSN and Crossbow Japan are translated into United States dollars in accordance with United States GAAP. The functional currencies of MEMSIC Semiconductor, MTS, Wuxi WSN and Crossbow Japan are translated into United States dollars utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

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

The Company, as indicated below, has customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. The Company establishes credit limits for each of its customers and reviews such limits prior to product shipment. The Company believes that the customers indicated below are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral. The following schedule summarizes the percent of total sales to each customer that accounted for 10% or more of our total sales in either 2011 or 2010.

	For the Year Ended December 31,
Customer	2011	2010

Customer I	37.4%	4.2%
Customer II	18.3	26.2
% of total sales	55.6%	30.4%

The following schedule summarizes the percent of total accounts receivable balances for these customers for the periods indicated.

	Year ended December 31,
Customer	2011	2010

Customer I	37.5%	3.9%
Customer II	36.8	43.2
% of total accounts receivable	74.3%	47.1%

Concentration of Supplier

The Company relies on one affiliated supplier for all wafer purchases required in the manufacturing process, other than those used in the Company’s magnetic sensor products. Investment funds controlled by this supplier beneficially own approximately 9.8% of the Company’s common stock, and one of the Company’s directors is the managing partner and chief financial officer of these funds. Purchases from this affiliated supplier represent approximately 29% and 40% of all material costs for the year ended December 31, 2011 and 2010 respectively, presented in the accompanying consolidated financial statements. At December 31, 2011, the Company had $592,000 of non-cancellable open purchase order agreements with this affiliated supplier, and the Company’s accounts payable at December 31, 2011 include $0.7 million due to this supplier.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short term nature of the instruments at December 31, 2011 and 2010.

Income Taxes

Deferred tax assets and liabilities relate to temporary differences between the financial reporting bases and the tax bases of assets and liabilities, carryforward tax losses and available tax credits. Such assets and liabilities are measured using tax rates and laws expected to be in effect at the time of their reversal or utilization. Valuation allowances are established, when necessary, to reduce the net deferred tax asset to an amount more likely than not to be realized. For interim reporting periods, the Company uses the estimated annual effective tax rate except with respect to discrete items, whose impact is recognized in the interim period in which the discrete item occurred.

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

Property and Equipment

Property and equipment are recorded at cost. For financial reporting, depreciation is provided utilizing straight-line method over the estimated two to ten-year life for equipment and furniture and fixtures, the estimated twenty year life for the building in China, and the estimated forty-seven year life for land in China. Chinese statutory regulations stipulate that the ownership of land reverts back to the PRC after forty-seven years. The Company estimates a residual value of 10% of the assets’ original cost in calculating depreciation for assets in China. Leasehold improvements are depreciated over the shorter of the useful life or term of the lease. Costs for repairs and maintenance that do not increase the useful life of the asset are expensed as incurred.

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

5. LONG-TERM INVESTMENTS

Investments held by the Company at December 31, 2011 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At December 31, 2011, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at December 31, 2011 was $2.6 million, net of a $0.4 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

During the fourth quarter of 2011, the Company received $2.4 million from a full redemption of the Montana Health Facility Authority Select Auction Variable Rate Securities previously held by the Company.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company’s assets measured at fair value on a recurring basis during the period include (in thousands):

	Carrying amount as of December 31, 2011	Level 1	Level 2	Level 3	Valuation Technique

Auction rate securities	$2,600	$-	$-	$2,600	(B)

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities

Balance at January 1, 2011	$5,020
Redemptions	(2,420)
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at December 31, 2011	$2,600

The Company initially accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the ongoing failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at December 31, 2011 and 2010.  The Company estimated the fair value of these securities at December 31, 2011 and 2010 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future.

The Company’s valuation analysis for the year ended December 31, 2011 resulted in no change to the  unrealized impairment loss recorded at December 31, 2010. The total unrealized impairment loss at December 31, 2011 was $400,000. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

6.  INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$5,106,112	$3,583,679
Work in process	3,258,397	3,276,095
Finished units	3,094,644	2,063,353
Total	$11,459,153	$8,923,127

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2011	2010

Land	$4,531,177	$4,321,026
Building and improvements	17,642,165	7,881,596
Machinery and equipment	17,270,155	15,029,596
Computer hardware and software	1,153,730	1,040,898
Construction-in-progress	3,585,156	3,451,689
Total property and equipment, at cost	44,182,383	31,724,805
Less accumulated depreciation and amortization	13,183,894	9,709,303
Property and equipment, net	$30,998,489	$22,015,502

The Company has completed the first phase of construction of two new buildings adjacent to its current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase two includes the furnishing and equipment of the manufacturing facility. By the end of 2011, the Company completed one third of phase two to furnish and equip the new manufacturing building.

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.1 million was financed by the local Chinese government. The Company is currently negotiating with the local Chinese government the terms of an arrangement under which the Company expects either to lease the building for five years or to purchase the building at cost from the government within five years. The $8.1 million cost of construction of the building is reflected as a long-term liability in the accompanying consolidated financial statements.

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. The factors that account for the goodwill include the following synergies:

•
Combined enhanced technical capability – the Company’s low cost sensing technology combined with Crossbow’s system integration expertise enables the Company to develop low-cost, high performance integrated sensing system products.

•
Synergistic expanded customer base in stable markets – the acquisition gave the Company access to industrial and aerospace markets that generally offer higher margins and more stability than its current mobile and consumer markets.

•	Increased growth opportunity for the acquired business lines in the China market by utilizing the Company’s China sales channels and resources.

•	The opportunity to leverage the Company’s low cost manufacturing capacity in China to reduce the manufacturing cost of the acquired system products and improve gross margin.

The Company evaluates the goodwill annually at the end of the year. In December 2011 the Company performed an impairment test for goodwill and the Company’s management reached a conclusion after two years of operations that the system solutions business was not likely to grow as originally forecasted without creating new market applications with new and upgraded products. The Company concluded that this slower than anticipated growth represented an indicator of impairment of the goodwill associated with the acquired assets. The Company concluded that impairment existed as of December 31, 2011 and recorded an impairment charge of $4.5 million in 2011. The ending balance of goodwill at December 31, 2011 was $607,000.

The Company determined the goodwill impairment according to ASC Topic 350, Goodwill and Other Intangible Assets and ASC Topic 360, Impairment or Disposal of Long-Lived Assets, using a two-step method. In the first step, it compared the estimated fair value of its system solution product reporting unit to its carrying amount, including goodwill and it indicated an impairment.

The determination of the fair value of our system solution product reporting unit included two valuation methods: the income approach and the market approach. Under the income approach, the Company considered the discounted cash flow (DCF) method. Under the market approach, it considered the guideline public company (GPC). The income approach provides a method for incorporating the Company’s long term forecast into the determination of value. Judgment is required when performing adjustments to the forecast, selecting an appropriate discount rate and determining a terminal value. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2011 revenues and 2012 projected revenues. The Company compared our system solution product reporting unit to the guideline public companies in terms of size, profit margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 17% was applied to the value indicated by the guideline public company method. We have applied equal weighting to the income and GPC approaches. We tested the reasonableness of the fair value conclusion by calculating value using the DCF method and the GPC method, comparing the fair value conclusion to the market capitalization of the parent company.

As a result of this analysis, the Company concluded that the fair value of our system solution product reporting unit was less than the carrying amount, indicating an impairment.

According to ASC Topic 350, if the carrying amount exceeds the estimated fair value, step two is required to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the system solution product segment, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. The Company followed these steps and calculated the goodwill impairment to be $4.5 million at December 31, 2011.

The Company will continue to perform an annual impairment test for goodwill at the end of each fiscal year to determine potential impairment of the remaining goodwill. In addition to the annual goodwill impairment test, an interim test for goodwill impairment will be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset.

The carrying amount of goodwill and activity for the year ended December 31, 2011 is as follows:

	Sensor business segment	System solution business segment	Total

Balance at December 31, 2010	$-	$4,919,513	$4,919,513
Impairment charge	-	(4,492,000)	(4,492,000)
Foreign exchange impact	-	179,463	179,463
Balance at December 31, 2011	$-	$606,976	$606,976

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

Intangible assets consisted of the following at December 31, 2011:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
December 31, 2011
Patents	$1,219,129	$(277,804)	$941,325	15
Know-how	593,240	(405,563)	187,677	5
Trademarks	408,000	(399,500)	8,500	2
Customer relationships	4,918,690	(1,031,441)	3,887,249	8-10
Developed technology	7,544,929	(1,478,148)	6,066,781	8-10
	$14,683,988	$(3,592,456)	$11,091,532

December 31, 2010
Patents	$1,015,736	$(207,125)	$808,611	15
Know-how	532,536	(274,991)	257,545	5
Trademarks	396,730	(190,100)	206,630	2
Customer relationships	4,619,236	(484,868)	4,134,368	8-10
Developed technology	7,195,004	(707,830)	6,487,174	8-10
	$13,759,242	$(1,864,914)	$11,894,328

Amortization expense expected over the next five years (2012 and beyond) is approximately $1.3 million per year. Amortization expense amounted to $1.6 million and $1.5 million, respectively, for the years ended December 31, 2011 and 2010.  Changes in the net carrying amount of intangible assets included the impact from foreign exchange rate.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight-line amortization method best approximates the economic pattern of usefulness of those assets.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued compensation	$1,244,690	$1,891,400
Professional fees	347,242	403,570
Other	1,039,034	674,869
Total accrued expenses	$2,630,966	$2,969,839

10.  NOTE PAYABLE TO BANK

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned or to be purchased by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. No financial covenants are required for this loan. As of December 31, 2011, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the year ended December 31, 2011 was $0.9 million.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

11. COMMON STOCK

The Company reserved 5,990,405 and 4,525,968 shares at December 31, 2011 and 2010 for outstanding options to purchase common stock.

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

Options granted under the 2000 Plan and the 2007 Plan may be incentive stock options or nonqualified stock options. Both the 2000 Plan and the 2007 Plan provide that the exercise price of incentive stock options must be at least equal to the market value of the Company’s common stock at the date such option is granted. For incentive stock option grants to an employee who owns more than 10% of the outstanding shares of common stock of the Company, the exercise price of the incentive stock option must be not less than 110% of market value at the time of grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards, generally ratably over four years.

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

On June 29, 2011 at our Annual Meeting of Stockholders, the Company’s stockholders and board of directors approved the amendment and restatement of the Company’s 2007 Plan. The Amended and Restated 2007 Plan

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

During the third and fourth quarter of 2011, the company only granted restricted stock units and did not grant any stock options. The weighted-average fair values per share of the options granted during 2011 and 2010 were $1.97 and $2.00, respectively, utilizing the following assumptions:

	For the Year Ended
	December 31,
	2011	2010
Volatility	64%	64% - 70%
Expected dividend yield	0%	0%
Expected life	5.6 - 5.8 years	5.0 - 6.0 years
Risk free interest rate	2.20% - 2.34%	1.67%-2.65%
Forfeitures	36% - 37%	36%- 37%

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the years ended December 31, 2011 and 2010, the Company recorded compensation expense for stock option grants to consultants in the amount of $0 and $42,000, respectively.

At December 31, 2011, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $2.1 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value

Options outstanding at January 1, 2011	2,588,080	$4.76	7.4	$1,863,883

Granted	305,000	3.40
Exercised	(33,200)	1.68
Cancelled	(521,075)	2.85
Options outstanding at December 31, 2011	2,338,805	$5.00	6.5	$1,131,474
Options vested at December 31, 2011	1,362,951	$4.71	5.1	$917,140
Available for grant at December 31, 2011	2,977,600

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2011 and 2010 were $34,494 and $19,280, respectively. The total fair value of options vested during the year ended December 31, 2011 and 2010 was approximately $1,121,000 and $1,267,000, respectively.

Stock-based compensation expense attributable to stock options, restricted stock awards (“RSA”) and RSUs was charged as follows:

	For the Year Ended
	December 31,
	2011	2010

Research and development	$265,953	$226,299
Sales and marketing	184,431	178,837
General and administrative	1,144,850	1,075,424
Total	$1,595,234	$1,480,560

The Company accounts for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the year ended December 31, 2011, the Company recorded compensation expense for RSAs and RSUs in the amount of $199,000 and $119,000, respectively.

As of December 31, 2011, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $0.3 million and $1.5 million, respectively. These expenses are expected to be recognized over a weighted average period of 3.3 years for RSAs and 3.6 years for RSUs.

A summary of RSA activity for the year ended December 31, 2011 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at January 1, 2011A	-	$-
Awarded	140,000	3.41
Released	-	-
Forfeited	-	-
Nonvested at December 31, 2011	140,000	$3.41

A summary of RSU activity for the year ended December 31, 2011 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at January 1, 2011	-	$-
Awarded	581,000	3.12
Released	-	-
Forfeited	(47,000)	3.08
Nonvested at December 31, 2011	534,000	$3.12

13. COMPREHENSIVE LOSS

Comprehensive loss is defined to include all changes in stockholders’ equity during the period other than those changes that result from investments by and distributions to stockholders. For the year ended December 31, 2011 and 2010, the Company’s comprehensive loss is the sum of net loss, unrealized loss on investment and the foreign currency translation adjustment, as follows:

	For the Year Ended December 31,
	2011	2010

Net loss attributable to MEMSIC, Inc.	$(6,084,570)	$(7,362,713)
Other comprehensive income (loss):
Unrealized loss on short-term investments	(197)	-
Foreign currency translation adjustment	1,334,755	963,876
Unrealized impairment loss on auction rate securities	-	(153,000)
Comprehensive loss attributable to MEMSIC, Inc.	(4,750,012)	(6,551,837)
Net income attributable to non-controlling interest	82,127	64,111
Foreign currency translation adjustment	(3,025)	-
Comprehensive income attributable to non-controlling interest	79,102	64,111
Total comprehensive loss	$(4,670,910)	$(6,487,726)

14. NET LOSS PER SHARE

The calculation for basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2011	2010
Numerator:
Net loss attributable to MEMSIC, Inc.	$(6,084,570)	$(7,362,713)

Denominator:
Basic weighted average shares	23,827,937	23,803,414
Dilutive effect of common stock equivalents	-	-
Diluted weighted average shares	23,827,937	23,803,414

Net loss per common share	$(0.26)	$(0.31)

At December 31, 2011 and 2010, the Company had 1.5 million each year dilutive potential common shares in the form of stock options which were not included in the computation of net loss per diluted share because these stock options would be anti-dilutive.

15. INCOME TAXES

The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC and Japan.

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2011	2010
Income tax expense (benefit)
Current:
Federal	$-	$-
State	1,256	1,256
Foreign	140,649	(35,388)
Total current	141,905	(34,132)

Deferred:
Federal	(25,153)	25,153
State	(1,554)	1,554
Foreign	(37,801)	1,797
Total deferred	(64,508)	28,504
	$77,397	$(5,628)

The following table presents pre-tax loss for the Company and its subsidiaries:

	Year Ended December 31,
	2011	2010
United States	$(5,302,163)	$(5,381,105)
Foreign	(622,883)	(1,923,125)
	$(5,925,046)	$(7,304,230)

The following table reconciles the provision for (benefit from) income taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the net income (loss):

	Year Ended December 31,
	2011	2010

Provision (benefit) computed at statutory rate	$(2,014,516)	$(2,483,438)
State income tax, net of federal benefit	(197)	1,855
Permanent differences	42,807	(9,148)
Research and development tax credits	(634,919)	(122,067)
Foreign rate difference	(192,839)	452,067
Other	2,877,061	2,155,103
Provision for (benefit from) income taxes	$77,397	$(5,628)

The Company has a policy to permanently reinvest any earnings of MEMSIC Semiconductor in Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of  the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2011, MEMSIC Semiconductor had cumulative foreign earnings of $8.5 million.  MEMSIC Semiconductor and its subsidiary MTS are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Beginning January 1, 2008, under the new tax law named “Enterprise Income Tax Law” , FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies.

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

Significant components of the Company’s net deferred tax assets consist of the following:

	December 31,
	2011	2010
Deferred tax assets:
Accruals and reserves	$290,071	$338,835
Net operating loss carryforwards	3,458,431	2,343,637
Depreciation and amortization	1,332,416	184,458
Stock-based compensation	1,753,900	1,127,700
Long term investment	137,100	137,000
R&D credit carryover	710,738	-
Deferred tax assets	7,682,656	4,131,630

Less valuation allowance	(7,428,259)	(3,923,637)
Net deferred tax assets	$254,397	$207,993

Deferred tax liabilities:
Depreciation and amortization	$-	$57,007
Unremitted foreign earnings	52,100	22,900
Deferred tax liabilities	$52,100	$79,907

Net deferred tax assets	$202,297	$128,086

Of the $7,428,259 and $3,923,637 valuation allowance at December 31, 2011 and 2010, $100 and $137,000 were recorded through other comprehensive income, respectively in 2011 and 2010 related to temporary decline of the long-term investment balance.

The deferred tax assets related to temporary differences of the Company’s China subsidiaries for the years ended December 31, 2011 and 2010 were $172,913 and $159,955, respectively. The deferred tax assets related to Crossbow Japan was $29,384 at December 31, 2011.

During the fourth quarter of 2008, the Company entered into and has remained in a three-year cumulative loss position in the United States tax jurisdiction and therefore, concluded a valuation allowance was appropriate for its deferred tax assets in the United States.  The Company recorded a full valuation allowance against its deferred tax assets for 2011 and 2010 based upon uncertainty with respect to future taxable income in the United States.

At December 31, 2011, the Company had gross United States net operating loss carryforwards of $8.7 million, which will expire in various amounts from 2028 through 2031. Included within this amount is approximately $289,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

The Company has performed an analysis of its uncertain tax positions in connection with the application of ASC Topic 740 for the years ended December 31, 2011 and 2010 and concluded that it has no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, the Company has recorded no tax reserve related to uncertain positions in its financial statements.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers the United States and PRC to be its significant tax jurisdictions. The tax years 1999 to 2011 are open tax years in the United States and PRC taxing jurisdiction. Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in any differences raised in a future audit. The Company believes such differences would not have a material impact on the Company’s financial condition, the Company’s income tax provision or operating results.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarter facility, its California and Chicago offices and certain equipment under noncancelable operating leases expiring through 2015. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2011, future minimum annual noncancelable operating lease commitments were $369,000, $271,000, $208,000 and $159,000 for 2012, 2013, 2014 and 2015, respectively. Total rent expense for the years ended December 31, 2011 and 2010 was $436,000 and $380,000, respectively.

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

The license agreement provides that the Company must pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. The Company paid royalty fees in the amount of $100,000 in 2011 and 2010, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

MEMSIC Wuxi Wireless Sensor Network Technology Co., Ltd. Investment Contribution Agreement

Under the November 2011 MEMSIC Wuxi Wireless Sensor Network Technology Co., Ltd. Investment Contribution Agreement, Wuxi WSN is expected to increase its total registered capital to up to RMB30 million (approximately $4.8 million) within two years. For the additional investment, MTS is expected to contribute certain intangible assets with an assessed value equal to the incremental investment of RMB16 million (approximately $2.5 million). If the assessed value of the contributed intangible assets is less than RMB16 million, MTS will make up the deficiency in cash in order to bring the total investment from MTS to RMB20 million, representing 66.67% of the total equity.

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all Unites States employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2011 and 2010, the Company’s contributions, including administrative fees, were approximately $54,657 and $55,716, respectively.

Other

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes which arise in the ordinary course of business. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

17. SEGMENT INFORMATION

The Company conducts its operations and manages its business in two reporting segments. The Company develops, designs, manufactures and markets (i) semiconductor sensor products (“sensor products”) based on micro-electromechanical systems (MEMS) technology and advanced integrated circuit design and (ii) sensor system solution products (“system solution products”) which incorporate sensors with on-board computing, wireless communications and systems and application software solutions and which initially consisted of the product lines acquired from Crossbow in January 2010. In making operating decisions, the Company’s chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product reporting unit and the system solution product reporting unit separately, but utilizes enterprise wide operating expense and earning results. As the management resources and certain assets are shared between the reporting segments, it is not practical to report the earnings and assets separately.

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

	For the year ended December 31,
	2011	2010
Mobile phone	$35,354,386	$7,670,666
Consumer	6,629,055	6,338,400
Automotive	14,379,675	12,019,529
Industrial/other	11,790,016	12,622,982
Total	$68,153,132	$38,651,577

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	For the year ended December 31,
	2011	2010
Revenue
Sensor products	$57,876,788	$27,789,373
System solution products	10,276,344	10,862,204
Total	$68,153,132	$38,651,577

	For the year ended December 31,
	2011	2010
Gross Profit
Sensor products	$18,236,527	$10,108,193
System solution products	5,602,823	5,216,561
Total	$23,839,350	$15,324,754

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the years ended December 31, 2011 and 2010 was as follows:

	For the year ended December 31,
	2011	2010
Asia (excluding Japan)	$39,722,012	$13,427,196
Europe	3,433,387	3,706,835
Japan	7,995,759	6,008,997
North America	16,630,001	14,359,526
Other	371,973	1,149,023
Total	$68,153,132	$38,651,577

Total assets by geographical region

Total assets by geographical region are as follows:

	December 31,
	2011	2010

United States	$54,144,187	$56,250,073
China	71,877,989	60,172,360
Japan	1,510,343	1,242,663
Total	$127,532,519	$117,665,096

Total long-lived assets by geographical region are as follows:

	December 31,
	2011	2010

United States	$830,826	$1,034,156
China	30,166,756	20,980,268
Japan	907	1,078
Total	$30,998,489	$22,015,502

18. QUARTERLY DATA (Unaudited)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$12,954,920	$15,372,634	$18,357,300	$21,468,278
Gross profit	4,941,721	4,998,169	6,201,767	7,697,693
Net loss attributable to MEMSIC, Inc.	(1,328,179)	(1,108,302)	(368,767)	(3,279,322)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.02)	$(0.13)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$7,271,993	$9,095,626	$10,844,719	$11,439,239
Gross profit	2,845,494	3,688,427	4,093,525	4,697,308
Net loss attributable to MEMSIC, Inc.	(2,319,962)	(1,974,091)	(1,931,273)	(1,137,387)
Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.08)	$(0.05)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2011 based on those criteria.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the three-month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our 2012 annual meeting of stockholders to be filed with the Commission not later than April 29, 2012 (the “2011 Proxy Statement”) under the headings “Election of Directors,” “Background Information About Directors Continuing in Office,” “Corporate Governance” and “Information About Executive Officers.”

Item 11.  Executive Compensation

The information required under this Item is incorporated herein by reference to our 2012 Proxy Statement under the heading “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our 2012 Proxy Statement under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our 2012 Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our 2012 Proxy Statement under the heading “Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit No.	Description	Filed with This Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.1	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.2	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	MEMSIC, Inc. 2000 Omnibus Stock Plan. *		S-1	September 28, 2007	10.9

10.5	MEMSIC, Inc. 2007 Stock Incentive Plan as amended effective June 29, 2011. *	X

10.6	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees. *		S-1	November 21, 2007	10.12

10.7	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant *		S-1	November 21, 2007	10.13

10.8	Form of Senior Executive Change in Control Agreement. *		S-1	September 28, 2007	10.11

10.9	MEMSIC, Inc. Amended and Restated 2009 Nonqualified Inducement Stock Option Plan *		S-8	April 9, 2010	10.9

10.10	Fixed Asset Loan Contract dated June 30, 2010		10-Q	August 16, 2010	10.2

10.11	Project Loan Interest Subsidy Agreement dated June 28, 2010		10-Q	August 16, 2010	10.6

10.12	MEMSIC Wuxi Wireless Sensor Network Technology Co., Ltd. Investment Contribution Agreement	X

10.13	Separation Agreement dated December 15, 2011 with Mark Laich	X

21.1	List of subsidiaries.		10K	March 25, 2011	21.1

23.1	Consent of Ernst & Young LLP	X

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

101.***
The following materials from MEMSIC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Stockholders’ equity; (iii) the Consolidated Statements of Income; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

***	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Statement of Stockholders’ Equity, (iii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMSIC, INC.
(Registrant)

By:	/s/ Yang Zhao
Yang Zhao, Ph.D.
Chief Executive Officer
and President

Date:	March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 16, 2011.

Name	Title

/S/ YANG ZHAO	Chairman of the Board, Chief Executive Officer and President
Yang Zhao	(Principal Executive Officer)

/S/ Patricia Niu	Chief Financial Officer
Patricia Niu	(Principal Financial and Accounting Officer)

/S/ ROGER W. BLETHEN	Director
Roger W. Blethen

/S/ Larry A. Kaufman	Director
Larry A. Kaufman

/S/ MICHAEL TUNG
Michael Tung	Director

/S/ DAVID YANG
David Yang	Director

/S/ Quan Zhou
Quan Zhou	Director