Form 10-K/A
period 2011-12-31
MEMSIC Inc
filed 2012-04-30
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33813

MEMSIC, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3457049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
On April 24, 2012, 24,046,281 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 16, 2012 (the “Original Report”).  This Form 10-K/A replaces in its entirety the information previously incorporated by reference in Part III of the Original Report.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
Lawrence A. Kaufman, Ph.D. (1)(2)(3)	71	2014	Director
David Yang (1)(3)(4)	43	2014	Director

CLASS II DIRECTORS
Roger W. Blethen (2)(4)	60	2012	Lead Director
Yang Zhao, Ph.D.	49	2012	President, Chief Executive Officer and Chairman of the Board of Directors

CLASS III DIRECTORS
Michael Tung (1)(3)	56	2013	Director
Quan Zhou, Ph.D.	54	2013	Director

(1)	Member of audit committee.
(2)	Member of governance committee.
(3)	Member of nominating committee
(4)	Member of compensation committee

Lawrence A. Kaufman, Ph.D. has served as a director since 2008. Dr. Kaufman has been the president and chief executive officer of Lightwave Power Inc., a provider of nanotechnology-based light management products, since May 2008. From 2006 to 2007, Dr. Kaufman was a partner in The GulfStream Group. Prior to joining The GulfStream Group, Dr. Kaufman founded Sionex Corporation, a venture-backed company that develops miniature chemical sensors, and served as its president and chief executive officer from 2000 to 2003 and as Executive Vice President from 2003 to 2005. Dr. Kaufman currently serves as a director of Top Banana, a non-profit education company and is an advisor to Water Analytics, Inc., a company selling waste water analytical instrumentation. Dr. Kaufman was a director of Optical Tape Systems, Inc., from 2005 to 2007, and a director of The MicroOptical Corporation, from 2002 to 2006. Dr. Kaufman received a Bachelor of Science degree in Physics from Rensselaer Polytechnic Institute and a Ph.D. in Solid State Physics from Tufts University.  We believe that Dr. Kaufman’s educational background in solid state physics, his knowledge of many facets of the electronics industry, and his management experience gained from his employment as a senior operating executive and director of companies in a wide range of businesses qualify him to serve as a member of our board of directors.

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

Roger W. Blethen has served as a director since 2005. In March 2008, our Board of Directors also designated Mr. Blethen as our lead director. Mr. Blethen was appointed chairman of the board of LTX-Credence Corporation, a provider of semiconductor test solutions to major integrated-circuit manufacturers in December 2008. Mr. Blethen also served as chairman of the board of LTX Corporation from December 2001 until its merger with Credence in August 2008. He was the chief executive officer of LTX Corporation from September 1996 to November 2005 and the president of LTX Corporation from 1994 to 1996. Mr. Blethen serves as Chairman of Ottawa-based Diablo Technologies Inc. Mr. Blethen currently serves Northeastern University on its Industrial Advisory Board to the Department of Electrical and Computer Engineering. Mr. Blethen received his B.S. in Electrical Engineering from Northeastern University in 1974.  We believe that Mr. Blethen’s educational background in electrical engineering, his broad knowledge of the semiconductor industry, gained from his long tenure as a senior operating executive and director of LTX Corporation and as a director of Diablo Technologies, and the skills, judgment and experience he has accumulated in these capacities and as a chief executive officer qualify him to serve as a member of our board of directors.

Yang Zhao, Ph.D. is our founder and has served as our President and Chief Executive Officer since our inception and as chairman of the Board of Directors since 2007. Dr. Zhao has over 20 years of experience in MEMS technology and related business development. Prior to founding our company in 1999, Dr. Zhao served in various management positions at Analog Devices, Inc. for seven years, where he was instrumental in developing ADI’s MEMS product line and forming industry-wide strategic relationships. Dr. Zhao is well-recognized in the field of MEMS technology. He has been named as an inventor on 22 U.S. patents in IC circuit, processing, packaging and MEMS technology. Dr. Zhao holds a B.S. degree in physics from Peking University, as well as a master’s degree and a Ph.D. in electrical engineering from Princeton University where he studied under Professor Daniel Tsui, who won the 1998 Nobel Prize in physics. He is currently a member of the board at the School of Engineering of Peking University. We believe that Dr. Zhao’s educational background in electrical engineering and MEMS technology, his prior management experience and his extensive knowledge of our company’s history and culture, its products, technology and personnel, and its markets and customers, qualify him to serve as a member of our board of directors.

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

Quan Zhou, Ph.D. was appointed as a director in March 2011. Dr. Zhou is a co-founder of IDG Capital Partners and has held this position since 1995. He is currently a managing member of the general partner of IDG Technology Venture Investments, L.P. and its successor funds and is serving as a director of the general partner of each of IDG-Accel China Growth Fund I, IDG-Accel China Growth Fund II and IDG-Accel China Capital Fund.  In addition, Dr. Zhou currently serves as a director of Soufun Holdings Limited and also on the boards of a number of private companies, including Superdata Technology (Asia) Limited, OriGene Technologies Inc., CosmoChina International Inc., Xunlei Limited, Yesky.com Inc. and Wupima Inc.  Dr. Zhou received his bachelor degree in science from the University of Science and Technology of China in 1981 and a Ph.D. in fiber optics from Rutgers University in 1989.  We believe that Dr. Zhou’s educational background in science, his broad experience in financial and business matters and his deep knowledge of the China market, gained from his employment as an executive of IDG Capital Partners and as director of its portfolio companies, qualifies him to serve as a member of our board of directors.

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

We believe that our current board leadership structure, with Dr. Zhao serving as both chief executive officer and board chairman, is appropriate and in the interest of our stockholders, in light of Dr. Zhao’s experience and effectiveness in serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman and our strong corporate governance structure, including the fact that a majority of our other directors are independent. We believe that by having Dr. Zhao serve as our chairman we benefit from his extensive knowledge of our company’s history and culture, its products, technology and personnel, its markets and customers, and its operations in setting the agenda for meetings of our board, bringing relevant information to the attention of the directors and facilitating discussion of important strategic and operational issues. His combined role also enables decisive leadership, ensures clear accountability, and enhances our ability to communicate clearly and consistently to our stockholders, employees, customers and suppliers. Our purpose in establishing the lead director position was to facilitate communications between the independent directors and the chairman and thereby assist both him and the independent directors in more efficiently and effectively performing their respective roles. Our lead director has no role in the management or operations of the company, does not establish company policy or strategy and, except as directed by the board, does not act as a spokesman for the company.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2011 our directors, officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

2011 Director Compensation

For the year ending December 31, 2011, members of our board of directors received cash retainers (payable quarterly in arrears), per meeting fees and annual equity-based compensation, as follows:

•	each non-employee director receives a cash retainer in the amount of $20,000 per year;
•
our lead director and chairpersons of our standing committees receive additional annual cash retainers, as follows: lead director, $20,000; audit committee chair, $10,000; compensation committee chair, $7,500; nominating committee chair, $5,000; and governance committee chair, $5,000;

•
each incumbent non-employee director receives annually a restricted stock unit (“RSU”), vesting over three years, entitling him to receive, when vested, 15,000 shares of our common stock, and any newly elected non-employee director will receive an RSU for 25,000 shares of our common stock; and

•
our non-employee directors also receive cash fees for each meeting of the board of directors or of any committee of which they are members that they attend, as follows: all non-employee directors, $2,500 per board meeting; audit committee chair, $2,500 per audit committee meeting; compensation committee chair, $2,500 per compensation committee meeting; nominating and governance committee chare, $1,500 per nominating or governance committee meeting; and other members of our standing committees, $1,000 per committee meeting.

The following table details the compensation earned by or paid to our directors, other than Dr. Zhao, for the year ended December 31, 2011.

	Fees earned or paid in cash(1)	Stock Awards(2)	Total
Roger W. Blethen (3)	$70,500	$47,700	$118,200
Lawrence A. Kaufman (3)	$47,500	$47,700	$95,200
Michael Tung (3)	$52,000	$47,700	$99,700
David Yang (3)	$45,000	$47,700	$92,700
Quan Zhou (4)	$29,833	$79,500	$109,333

(1)
Amounts shown reflect fees earned in calendar year 2011 and exclude fees paid in 2011 for services provided in calendar year 2010, as follows: Mr. Blethen, $15,375; Mr. Kaufman, $8,500; Mr. Tung, $12,000; Mr. Yang, $9,500.

(2)	Amounts shown do not reflect compensation actually realized by our directors. The amounts shown represent the grant date fair value of the RSUs granted to each non-employee director.
(3)
On June 29, 2011, we granted to each non-employee director continuing in office a RSU for 15,000 shares of our common stock, vesting in equal installments on each of the first three anniversaries of the date of grant.

(4)
On June 29, 2011, we granted Dr. Quan Zhou in connection with his initial appointment as a director an RSU for 25,000 shares of our common stock, vesting in equal installments on each of the first three anniversaries of the date of grant.

Executive Officers

The following table sets forth information with respect to our executive officers as of April 26, 2012:

Name	Age	Position
Yang Zhao, Ph.D	49	President, Chief Executive Officer
Patricia Niu	45	Chief Financial Officer
Paul M. Zavracky, Ph.D.	63	President of North American and European Operations

Further information regarding Dr. Zhao is available in the section titled “–Board of Directors.”

Patricia Niu has served as our Chief Financial Officer since June 2008. From 2003 to 2008, Ms. Niu held positions as our Vice President of Finance and Corporate Controller. Ms. Niu has over 17 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining MEMSIC, Ms. Niu served as the International Business Unit Controller at Key3Media Events, Inc. from 2001 to 2002 and Audit Supervisor and Senior Financial Analyst at Fresenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu was a commercial lender at Bank of China, Head Office in Beijing, China and The Savings Bank in Wakefield, Massachusetts. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989.

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

Item 11.  Executive Compensation

2011 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer and our two other most highly compensated executive officers who were in office at December 31, 2011, as well as our former vice president of worldwide sales. These persons are referred to as our “named executive officers” elsewhere in this Report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($) (3)	Total ($)
Yang Zhao, Ph.D	2011	$266,239	(4)	$-	$477,400	$394,720	$1,134	$1,139,493
President and Chief Executive Officer	2010	258,845		275,000	-	-	1,287	535,132

Patricia Niu	2011	210,000		65,000	111,300	-	1,010	387,310
Chief Financial Officer	2010	175,000		90,000	-	53,555	1,054	319,609

Mark S. Laich (5)	2011	190,000		137,647	63,600	-	1,018	392,265
Vice President – Worldwide Sales and Marketing	2010	180,000		90,000	-	-	1,170	271,170

Paul M. Zavracky (6)	2011	270,000		150,000	190,800	197,360	1,134	809,294
President of North American and European Operations	2010	-		-	-	-	-	-

(1)	Amounts shown do not reflect compensation actually realized by the named executive officer. The amounts shown represent the grant date fair value of restricted stock awards (RSAs) and RSUs.
(2)
Amounts shown do not reflect compensation actually realized by the named executive officer. The amounts shown represent the grant date fair value of stock options granted to the named executive officer, computed in accordance with ASC 718. The assumptions used to calculate the fair value of the stock options granted in 2011 and 2010 are described in Note 12 to the consolidated financial statements included in this Report.

(3)	Consists of premium paid on behalf of the named executive officer on group life, short-term and long-term disability insurance policy.
(4)
A portion of Dr. Zhao’s salary is paid in renminbi (“RMB”). The increase in the reported amount of Dr. Zhao’s salary for 2011 is attributable to the change in currency exchange rate between the RMB and the United States dollar in 2011 vs. 2010.

(5)	Mr. Laich’s employment by us terminated on December 15, 2011.
(6)	Dr. Zavracky was not employed by us prior to January 1, 2011.

Outstanding Equity Awards at December 31, 2011. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2011.

	Option Awards								Stock Awards
	Number of securities underlying unexercised options (1)						Option	Option	Number of Shares or Units of Stock		Market Value of Shares or Units of Stock
Name	(#) Exercisable		(#) Unexercisable (1)		(#) Unearned		exercise price ($)	expiration date	That Have Not Vested (#)		That Have Not Vested ($) (2)
Yang Zhao	46,250	(3)	-		-		$0.30	01/01/2015
	250,000	(4)	-		-		11.70	10/03/2017
	-		-		250,000	(4)	11.70	10/03/2017
	75,000	(5)	25,000	(5)	-		2.53	08/08/2018
	-		200,000	(6)			3.41	04/04/2021	140,000	(7)	$477,400

Patricia Niu	10,000	(8)	-		-		0.30	09/08/2014
	25,000	(9)	-		-		1.54	11/09/2016
	50,000	(10)	-		-		7.64	08/22/2017
	56,250	(11)	18,750	(11)	-		2.53	08/08/2018
	12,500	(12)	12,500	(12)	-		3.42	03/12/2020	35,000	(13)	111,300

Paul M. Zavracky	30,000	(14) (15)	-		-		0.30	02/12/2014
	45,000	(14) (16)	-		-		0.30	04/28/2015
	12,000	(14) (17)	-		-		6.40	03/12/2018
	12,000	(14) (18)	-		-		1.75	03/12/2019
	4,000	(14) (19)	8,000	(14) (19)	-		3.35	05/12/2020
	-		100,000	(20)	-		3.41	04/04/2021	60,000	(13)	190,800

Mark S. Laich	90,000	(21)	30,000	(21) (22)	-		1.80	10/28/2018	20,000	(13) (22)	63,600

(1)
Except as otherwise set forth below, all equity awards disclosed in this table vest as to 25% of the maximum number of shares issuable pursuant to such award on the first anniversary of the vesting start date, as set by our board of directors, and vest as to an additional 25% of the shares on each subsequent anniversary of the vesting start date, which generally is the date of grant, such that each equity award will be fully vested on the fourth anniversary of the vesting start date.

(2)	The market value was calculated based on the closing price per share of our common stock on the date of grant.
(3)	Granted on February 10, 2005 with a vesting start date of January 1, 2005.
(4)
An option for 250,000 shares was granted pursuant to our 2000 Omnibus Stock Plan and vests in equal installments over four years. An additional option for 250,000 shares was granted pursuant to our 2007 Stock Incentive Plan and vests according to the following performance-based criteria: (i) 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $10.5 million in earnings before taxes, excluding amortization of intangible assets associated with future acquisitions, which we refer to in this footnote as “adjusted earnings;” (ii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $13.1 million in adjusted earnings; (iii) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $15.8 million in adjusted earnings; and (iv) an additional 62,500 shares vest on the day after any period of 12 rolling months in which we recognize at least $18.4 million in adjusted earnings. Irrespective of the above terms and conditions, the performance based options will vest fully on the eighth anniversary of the grant date of October 3, 2007.

(5)	Granted on August 8, 2008.
(6)	Granted on April 4, 2011.
(7)
Restricted stock awards granted on April 4, 2011 with 87,500 shares vesting on the first anniversary of the date of grant and 17,500 shares vesting on each of the second, third and fourth anniversaries of the grant date.

(8)	Granted on October 15, 2004 with a vesting start date of September 8, 2004.
(9)	Granted on November 9, 2006.
(10)	Granted on August 22, 2007.
(11)	Granted on August 8, 2008.
(12)	Granted on March 12, 2010.
(13)	RSUs granted on June 29, 2011 vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date.
(14)	Stock options granted to Dr. Zavracky when he served as a director of the Company.
(15)	Granted on February 12, 2004 with a vesting start date of October 1, 2003.
(16)	Granted on April 28, 2005.
(17)	Granted on March 12, 2008 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(18)	Granted on March 12, 2009 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(19)	Granted on May 12, 2010 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(20)	Granted on April 4, 2011.
(21)	Granted on October 28, 2008.
(22)	Forfeited at the termination of Mr. Laich’s employment with us.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 24, 2012, by:

•	Each beneficial owner of 5% or more of the outstanding shares of our common stock;
•	Each of our named executive officers;
•	Each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 24,046,281 shares of our common stock outstanding as of April 24, 2012. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options that are currently exercisable or exercisable within 60 days of April 24, 2012 and RSUs that will vest within 60 days of April 24, 2012. For purposes of calculating percentages in the table below, shares listed opposite the name of a person under the heading “Right to Acquire” are deemed outstanding and beneficially owned by such person, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares Outstanding		Right to Acquire	Total	% of Outstanding
5% Stockholders
Entities Affiliated with IDG-Accel China Growth Fund II L.P.	4,725,223		—	4,725,223	19.7%
c/o IDG VC Management Ltd.(1) Unit 1509, The Center 99 Queen’s Road Central, Hong Kong
Seligman Spectrum Focus (Master) Fund(2) PO Box 309 Ugland House, South Church Street George Town, Grand Cayman KY1-1104	3,557,644		—	3,557,644	14.8%
Still River Fund II, LP (3) 1601 Trapelo Road Waltham, Massachusetts 02451	2,778,107		—	2,778,107	11.6%
Entities Affiliated with InveStar Capital, Inc.(4) 333 W. San Carlos Street San Jose, California 95110	2,357,620		—	2,357,620	9.8%

Executive Officers
Yang Zhao, Ph.D	630,924	(5)	421,250	1,052,174	4.3%
Patricia Niu	40,000		153,750	193,750	*
Paul M. Zavracky, Ph.D	22,422		132,000	154,422	*
Mark S. Laich (6)	—		90,000	90,000	*

Non-Employee Directors
Quan Zhou, Ph.D.	4,725,223	(1)	—	4,765,223	19.7%
Michael Tung	2,357,620	(3)	32,000	2,389,620	9.9%
David Yang	908,500	(7)	32,000	940,500	3.9%
Roger W. Blethen	—		107,000	107,000	*
Lawrence A. Kaufman, Ph.D	—		28,000	28,000	*
All current directors and executive officers as a group (9 persons)	8,684,689		996,000	9,680,689	38.7%

*	Less than 1.0%
(1)
Information based upon a Form 13G filed with the Securities and Exchange Commission on March 29, 2012. Includes 4,146,394 shares of which the record owner is IDG-Accel China Growth Fund II L.P., 339,108 shares of which the record owner is IDG-Accel China Investors II L.P., 150,000 shares of which the record owner is IDG Technology Venture Investments, LP., 71,393 shares of which the record owner is IDG Technology Venture Investments, LLC, and 18,328 shares of which the record owner is IDG Technology Venture Investment III, L.P.  Chi Sing Ho and Quan Zhou Ph.D. are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of both IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. Mr. Ho and Dr. Zhou are managing members of IDG Technology Venture Investment III, LLC, which is the general partner of IDG Technology Venture Investment III, L.P. Mr. Ho and Dr. Zhou are managing members of IDG Technology Venture Investments, LLC, which is the general partner of IDG Technology Venture Investments, LP. By virtue of acting together to direct the management and operations of the ultimate general partners of each of the above record owners, Mr. Ho may be deemed to have shared voting and dispositive power with respect to these shares with Dr. Zhou. Each of Mr. Ho and Dr. Zhou disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.

(2)
Information based upon amendment to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012.  The Schedule 13G was filed jointly with Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC. Ameriprise Financial, Inc., is the parent company of Columbia Management Investment Advisers, LLC. Columbia Management Investment Advisers, LLC is an investment adviser to the reporting person.

(3)	Information based upon a Form 5 filed with the Securities and Exchange Commission on May 11, 2010.
(4)
Includes 1,285,551 shares held by InveStar Semiconductor Development Fund, Inc., and 1,072,069 shares held by InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds.” InveStar Capital, Inc., a Cayman Islands limited liability company, acts as investment manager of InveStar Funds and exercises investment control over the shares held by such entities. Michael Tung is the chief financial officer and managing partner of VentureStar-InveStar Capital Inc. and Mr. Tung may be deemed to beneficially own the shares held by InveStar Funds and each disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. TSMC International Investment Ltd. holds a 97% interest in the InveStar Funds.

(5)
Includes 18,596 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity Trust and 140,488 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Grantor Retained Annuity Trust FBO Naifeng Yang. Also includes 109,000 shares of restricted stock award granted on April 4, 2011, of which 56,500 shares are vested and 17,500 shares shall vest on each of the second, third and fourth anniversaries of the date of grant.

(6)	Mr. Laich’s employment by us terminated on December 15, 2011.
(7)
Includes 462,500 shares held by Asia Pacific Genesis Venture Capital Fund, L.P., 128,000 shares held by C&D Capital Corp., 113,500 shares held by Global Vision Venture Capital Co., Ltd., 62,500 shares held by Asia Pacific Century Venture Capital LTD, 47,500 shares held by China Power Venture Capital Co., Ltd., 26,500 shares held by Nien Hsing International (Bermuda) Ltd., 21,500 shares held by Asiagroup Worldwide Limited, 17,500 shares held by STAR Pacific Worldwide Limited, 16,500 shares held by A&D Capital Corp., and 12,500 shares held by CAM-CID Asia Pacific Investment Corp. The CID Group and its affiliates have entered into investment management agreements to manage the investment direction of these entities’ funds. Steven Chang, managing partner of The CID Group, and David Yang, a partner of The CID Group, share voting and dispositive power over shares held by these entities. Mr. Yang disclaims beneficial ownership in all shares except to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our Amended and Restated 2007 Stock Incentive Plan and our Amended and Restated 2009 Nonqualified Inducement Stock Option Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. Both of our 2000 Omnibus Stock Plan and 2007 Stock Incentive Plan were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2011 under our equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b) (1)	(c) (2)
Equity Compensation Plans Approved by Security Holders	2,635,867	$5.24	854,538	(3)
Equity Compensation Plans Not Approved by Security Holders(4)	376,938	3.29	2,123,062
Total	3,012,805	$5.00	2,977,600

(1)	Excludes 674,000 shares outstanding as of December 31, 2011 in the form of restricted stock awards and restricted stock units, which do not require the payment of any consideration by the recipients.
(2)	Gives effect to the issuance of restricted stock awards and restricted stock units outstanding at December 31, 2011.
(3)
Excludes 300,000 additional shares which may become issuable under our Amended and Restated 2007 Stock Incentive Plan on or after November 9, 2012 pursuant to evergreen provisions approved by our stockholders, which provide that, on each of the first five anniversaries of the adoption of the 2007 Incentive Plan the shares available for the future grant of awards under the plan shall be increased by the lesser of (i) 300,000 shares and (ii) an amount determined by the board of directors.

(4)	Our Amended and Restated 2009 Nonqualified Inducement Stock Option Plan has not been submitted for approval by our stockholders.

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

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2011 and each currently proposed transaction in which:

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

Relationship with InveStar Funds and Taiwan Semiconductor Manufacturing Company, Limited, or TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 9.8% of our common stock on a fully diluted basis. TSMC, our largest third-party supplier, has historically supplied substantially all of our wafers required in our manufacturing process. In 2011, we purchased an aggregate of $6.6 million in wafers from TSMC. TSMC holds in the aggregate 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Michael Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 14.  Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2011 and 2010:

	Fees
Fee category	2011	2010
Audit fees	$563,744	$535,000
Audit-related fees	5,000	40,000
Tax fees	78,500	31,000
All other fees	—	—

Total fees	$647,244	$606,000

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide audit, audit-related or non-audit related services without audit committee pre-approval. All of the services provided by Ernst & Young LLP during 2011 and 2010 were pre-approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2012.

MEMSIC, INC.
(Registrant)

By:	/s/ Yang Zhao
Yang Zhao
Chief Executive Officer
and President