Form 10-Q
period 2012-03-31
MEMSIC Inc
filed 2012-05-11
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of May 8, 2012 was 24,057,781.

MEMSIC, Inc.
FORM 10-Q, March 31, 2012
TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	2
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011	3
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4
	Notes to Unaudited Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 6.	Exhibits	31
Signatures

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$36,266,765	$51,914,128
Restricted cash	3,370,034	3,791,189
Short-term investments	21,249,998	6,814,728
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of March 31, 2012 and December 31, 2011	6,683,630	6,068,904
Inventories	10,122,620	11,459,153
Other current assets	3,430,284	2,050,787
Total current assets	81,123,331	82,098,889

Property and equipment, net	30,913,810	30,998,489
Long-term investments	2,600,000	2,600,000
Goodwill	604,764	606,976
Intangible assets, net	10,760,461	11,091,532
Other assets	138,641	136,633
Total assets	$126,141,007	$127,532,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,546,703	$8,439,605
Accrued expenses	2,143,401	2,630,966
Advance research funding	3,370,034	3,791,189
Current portion of long-term debt	500,000	500,000
Total current liabilities	12,560,138	15,361,760

Note payable to bank, net of current portion	17,430,000	17,430,000
Building liability	8,147,246	8,161,288
Other liabilities	115,582	124,180
Total other liabilities	25,692,828	25,715,468

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 23,992,968 and 23,983,813 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	240	240
Additional paid-in capital	101,603,729	101,266,272
Accumulated other comprehensive income	4,287,744	4,363,930
Accumulated deficit	(18,707,631)	(19,908,135)
MEMSIC, Inc. stockholders' equity	87,184,082	85,722,307
Non-controlling interest related to joint ventures	703,959	732,984
Total stockholders' equity	87,888,041	86,455,291
Total liabilities and stockholders’ equity	$126,141,007	$127,532,519

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011

Net sales	$20,017,053	$12,954,920
Cost of goods sold	12,599,954	8,013,199
Gross profit	7,417,099	4,941,721

Operating expenses:
Research and development	1,703,159	2,297,836
Sales and marketing	1,432,299	1,464,746
General and administrative	2,236,071	1,879,892
Depreciation	438,941	374,368
Amortization	396,123	405,935
Total operating expenses	6,206,593	6,422,777

Operating income (loss)	1,210,506	(1,481,056)

Other income:
Interest and dividend income	107,774	83,490
Foreign exchange (loss) gain	(32,263)	190,676
Other, net	13,174	68,576
Total other income	88,685	342,742

Profit (loss) before income taxes	1,299,191	(1,138,314)
Provision for income taxes	68,583	117,394
Net income (loss)	1,230,608	(1,255,708)

Less: net income attributable to non-controlling interests	30,104	72,471
Net income (loss) attributable to MEMSIC, Inc.	$1,200,504	$(1,328,179)

Net income (loss) per common share attributable to MEMSIC, Inc.:
Basic	$0.05	$(0.06)
Diluted	$0.05	$(0.06)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,846,864	23,811,058
Diluted	24,344,799	23,811,058

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31,
	2012	2011

Net income (loss)	$1,230,608	$(1,255,708)
Other comprehensive income (loss):
Foreign currency translation adjustments	(76,186)	183,678
Comprehensive income (loss)	1,154,422	(1,072,030)
Less: income attributable to noncontrolling interest	(30,104)	(72,471)
Foreign currency translation adjustment	-	3,025
Comprehensive income attributable to noncontrolling interests	(30,104)	(69,446)
Comprehensive income (loss) attibutable to MEMSIC, Inc.	$1,124,318	$(1,141,476)

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$1,230,608	$(1,255,708)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	907,368	653,189
Amortization	400,784	416,131
Stock compensation expense	322,927	401,415
Deferred rent	(8,598)	40,568
Deferred income taxes	(2,050)	18,812
Changes in operating assets and liabilities:
Restricted cash	417,993	505,989
Accounts receivable	(655,749)	(1,782,883)
Inventories	1,311,221	(1,062,400)
Other assets	(1,445,436)	(700,211)
Advance research funding	(417,993)	(505,989)
Accounts payable and accrued expenses	(2,317,465)	(526,366)
Net cash used in operating activities	(256,390)	(3,797,453)

Cash flows from investing activities:
Purchase of short-term investments	(14,435,076)	-
Proceeds from sale of long-term investments	-	200,000
Purchase of property and equipment	(847,231)	(534,163)
Net cash used in investing activities	(15,282,307)	(334,163)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(59,129)	(115,389)
Proceeds from exercise of options to purchase common stock	14,530	5,230
Net cash used in financing activities	(44,599)	(110,159)

Effect of exchange rate changes on cash and cash equivalents	(64,067)	(180,177)

Net decrease in cash and cash equivalents	(15,647,363)	(4,421,952)
Cash and cash equivalents —beginning of period	51,914,128	55,694,205
Cash and cash equivalents —end of period	$36,266,765	$51,272,253

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

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and its indirect wholly owned subsidiary, MEMSIC Transducer Systems Company Limited (MTS), which are located in the People’s Republic of China (PRC).  The Company also has a majority (51%) owned and controlled joint venture, Crossbow Japan Limited (Crossbow Japan) and an indirect majority (67%) owned  and controlled joint venture, MEMSIC Wuxi Wireless Sensor Network Technology Company Limited (Wuxi WSN) in PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, MEMSIC Semiconductor, MTS, Crossbow Japan and Wuxi WSN. The Company presents all of Crossbow Japan’s and Wuxi WSN’s assets, liabilities, revenue and expenses, as well as the non-controlling interests in joint ventures in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Reclassification

Certain amounts in the accompanying 2011 financial statements related to depreciation expense have been reclassified to permit comparison with the accompanying interim 2012 financial statements.

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

Advance Research Funding

Advance research funding represents research funding granted by the Chinese government for specific research and development projects the Company is taking on. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in the statements of operations or to the carrying value of equipment purchased for the projects as the Company performs the projects and has complied with the conditions or performance obligations attached to the related government grants.  There are no conditions under which amounts utilized are required to be refunded under the terms of the grants.

Advance research funding activities for the three months ended March 31, 2012 are as follows:

Advanced Research Funding

Balance at January 1, 2012	$3,791,189
Research and development activities	(168,888)
Property and equipment expenditures	(250,099)
Foreign exchange rate impact	(2,168)
Balance at March 31, 2012	$3,370,034

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”. These investments are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At March 31, 2012 and December 31, 2011, the underlying currency for approximately 55.4% and 56.4% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At March 31, 2012 and December 31, 2011, the underlying currency for approximately 1.3% and 1.2% of consolidated assets, respectively, was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

The financial statements of MEMSIC Semiconductor, MTS, Wuxi WSN and Crossbow Japan are translated into United States dollars in accordance with GAAP, utilizing the following method: assets and liabilities are translated at the exchange rate in effect at the end of the period, and revenues and expenses are translated at the weighted average exchange rate during the year. Cumulative translation gains and losses are included as a separate component of stockholders’ equity and reported as a part of comprehensive income. Transaction gains and losses are included in the consolidated statements of operations as incurred.

Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares and potentially dilutive securities outstanding during the period using the treasury stock method.

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

The Company sells its products to distributors as well as to end customers. Sales to distributors are made pursuant to distributor agreements, which allow for the return of goods under certain limited circumstances. Accordingly, the Company follows the following criteria for recognition of sales to distributors: (i) the selling price to the distributor is fixed or determinable at the date of shipment; (ii) the distributor’s obligation to pay the selling price is not contingent on resale of the product; (iii) the Company’s product has been shipped and risk of loss has passed to the distributor; (iv) it is probable that the amount due from the distributor will be collected; (v) the Company does not have significant future obligations to directly assist in the distributor’s resale of the product; and (vi) the amount of future returns can be reasonably estimated. Once these criteria are met, the Company recognizes revenue upon shipment to the distributor and estimates returns based on historical sales returns.

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

In June 2011, the FASB issued ASU 2011-05, which amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. Furthermore, regardless of the presentation methodology elected, the issuer will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, deferring a requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. Companies continue to be required to present amounts reclassified out of AOCI on the face of the financial statement in which the components of OCI are presented or to disclose those amounts in the notes to the financial statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

3. LONG-TERM INVESTMENTS

Investments held by the Company at March 31, 2012 and December 31, 2011 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At March 31, 2012, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at March 31, 2012 was $2.6 million, net of a $0.4 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, short-term investments, accounts receivable, long-term investments, accounts payable, notes payable, accrued expenses and long-term debt, The carrying amounts of the Company’s financial instruments, which include cash equivalents,  restricted cash, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.  Long-term investments are measured at fair value on a recurring basis. The Company’s long-term debt consists of a five-year project loan from Agriculture Bank of China and  reflects currently available terms and conditions.  Consequently, the carrying value of the Company’s long-term debt approximates fair value.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2012 (in thousands):

	Carrying amount as of March 31, 2012	Quoted prices in active markets available (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique

Cash equivalents	$36,267	$36,267	$-	$-	(A)
Restricted cash	3,370	3,370	-	-	(A)
Short-term investments	21,250	21,250	-	-	(A)
Long-term investments	2,600	-	-	2,600	(B)
Total assets recorded at fair value	$63,487	$60,887	$-	$2,600

The reconciliation of the Company’s long-term investments, consist of auction rate securities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2012	$2,600
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at March 31, 2012	$2,600

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2012 and December 31, 2011.  The Company estimated the fair value of these securities at March 31, 2012 and December 31, 2011 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years and applied discount rates of 2.83% to 5.20% for the respective period to calculate the discounted fair value. In estimating the fair value of these investments, the Company also considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the first quarter of 2012 resulted in no change to the unrealized impairment loss on record at December 31, 2011.  As of March 31, 2012, the unrealized impairment loss is $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$4,213,031	$5,106,112
Work in process	3,610,903	3,258,397
Finished units	2,298,686	3,094,644
Total	$10,122,620	$11,459,153

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. At March 31, 2012, the Company reported goodwill of $604,764.

The Company evaluates the goodwill annually at the end of the year and determines whether events or circumstances exist to indicate an impairment loss. The Company performed an annual impairment test for goodwill in December 2011 and concluded that impairment existed as of December 31, 2011 and recorded an impairment charge of $4.5 million in 2011.

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

As of March 31, 2012, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
March 31, 2012
Patents	$1,289,713	$(301,136)	$988,577	15
Know-how	593,706	(434,099)	159,607	5
Trademarks	408,000	(408,000)	-	2
Customer relationships	4,915,970	(1,168,876)	3,747,094	8-10
Developed technology	7,540,615	(1,675,432)	5,865,183	8-10
	$14,748,004	$(3,987,543)	$10,760,461

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $0.4 million respectively for each of the three months ended March 31, 2012 and 2011.

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of September 30, 2011, MTS has withdrawn an amount of $17.9 million and has $2.1 million available for borrowing. Interest expense paid and subsidized by the Wuxi government for the three months ended March, 2012 was $0.2 million.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

8.  BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.1 million was financed by the local Chinese government. The Company is currently negotiating with the local Chinese government the terms of an arrangement under which the Commpany will either lease the building for five years or purchase the building at cost from the government within five years. The $8.1 million cost of construction of the building is reflected as a long-term liability in the accompanying consolidated financial statements.

9. STOCK BASED COMPENSATION

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

The Company did not grant any stock options during the first quarter of 2012. The weighted-average fair value per share of the options granted during the three months ended March 31, 2011 was $1.81, utilizing the following assumptions:

	Three months ended March 31,
	2012	2011
Volatility	NA	64%
Expected dividend yield	0%	0%
Expected life	NA	5.8 years
Risk free interest rate	NA	2.34%
Forfeitures	36%	38%

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense for stock option grants to consultants in the amount of $0 and $10,700, respectively.

At March 31, 2012, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was approximately $1.8 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at January 1, 2012	2,338,805	$5.00	6.5	$1,131,474

Granted	-	-	-	-
Exercised	(11,655)	1.97	-	-
Cancelled	(33,863)	3.21	-	-

Options outstanding at March 31, 2012	2,293,287	$5.04	6.3	$1,819,241

Options vested at March 31, 2012	1,425,062	$4.64	5.1	$1,473,487

Available for grant at March 31, 2012	2,774,338

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2012 and 2011 were $17,259 and $5,720, respectively. The total fair value of options vested during the three months ended March 31, 2012 and 2011 was approximately $164,000 and $406,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSAs”) and RSUs were charged to the following expenses:

	Three months ended March 31,
	2012	2011

Research and development	$44,252	$121,194
Sales and marketing	67,721	66,015
General and administrative	210,954	214,206
Total	$322,927	$401,415

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three months ended March 31, 2012, the Company recorded compensation expense for RSAs and RSUs in the amount of $67,000 and $70,000 respectively.

As of March 31, 2012, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $0.2 million and $2.3 million, respectively. These expenses are expected to be recognized over a weighted average period of 3.0 years for RSAs and 3.6 years for RSUs.

A summary of RSA activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	140,000	$3.41
Awarded	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2012	140,000	$3.41

A summary of RSU activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	534,000	$3.12
Awarded	301,000	3.39
Vested	-	-
Forfeited	(64,000)	2.99

Nonvested at March 31, 2012	771,000	$3.24

10. COMMON STOCK

The Company reserved 5,838,625 and 4,218,954 shares at March 31, 2012 and 2011, respectively for issuance upon exercise of options to purchase common stock and upon vesting of RSUs.

11. NET INCOME (LOSS) PER COMMON SHARE

           The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	For the three months ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to MEMSIC, Inc.	$1,200,504	$(1,328,179)

Denominator:
Basic weighted average shares	23,846,864	23,811,058
Dilutive effect of common stock equivalents	497,935	-
Diluted weighted average shares	24,344,799	23,811,058

Net income (loss) per common share to MEMSIC, Inc.
Basic	$0.05	$(0.06)
Diluted	$0.05	$(0.06)

During the three months ended March 31, 2012 and 2011, the Company had 1.6 million and 0.8 million, respectively, potential common shares in the form of stock options which were not included in the computation of net income (loss) per diluted share because these stock options would be anti-dilutive.

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

	Three months ended March 31,
	2012	2011
Mobile phone	$11,746,724	$4,659,752
Consumer	1,424,777	1,377,202
Automotive	3,693,704	3,841,147
Industrial/other	3,158,057	3,076,819
Total	$20,023,262	$12,954,920

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended March 31,
	2012	2011
Revenue
Sensor products	$17,208,017	$10,236,102
System solution products	2,815,245	2,718,818
Total	$20,023,262	$12,954,920

	Three months ended March 31,
	2012	2011
Gross Profit
Sensor products	$6,004,707	$3,342,278
System solution products	1,412,392	1,599,443
Total	$7,417,099	$4,941,721

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
	2012	2011
Asia (excluding Japan)	$12,731,445	$6,239,918
Europe	1,027,094	975,244
Japan	2,237,817	1,920,694
North America	4,006,998	3,739,196
Other	19,908	79,868
Total	$20,023,262	$12,954,920

Total Assets by geographical region

Total assets by geographical region are as follows:

	March 31, 2012	December 31, 2011

United States	$54,674,620	$54,144,187
China	69,848,928	71,877,989
Japan	1,617,459	1,510,343
Total	$126,141,007	$127,532,519

Total long-lived assets by geographical region are as follows:

	March 31, 2012	December 31, 2011

United States	$740,057	$830,826
China	30,173,040	30,166,756
Japan	713	907
Total	$30,913,810	$30,998,489

13. CONTINGENCIES

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after March 31, 2012 through the date of filing these financial statements, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed consolidation financial statements and related notes included in Item 1 of the Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA certified products, are manufactured by Crossbow Technology under a manufacturing agreement that expires on December 31, 2012.

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

Historically, our revenue has been derived primarily from shipments of our sensor products. As a result of our Crossbow acquisition in January 2010, net sales of system solution products have expanded and accounted for 14.1% of our net sales in the first quarter of 2012. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our sensor products have tended to decline due to the following factors, among others:

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

	Three months ended March 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales

Sensor products	$17,208	85.9%	$10,236	79.0%
System solution products	2,815	14.1	2,719	21.0
Total	$20,023	100.0%	$12,955	100.0%

Sales from sensor products increased in the first quarter of 2012 as compared to the corresponding period in 2011 primarily due to a significant increase in our magnetic sensor sales in mobile phone applications.

Net Sales by Application

In the first three months of 2012, net sales from mobile phone applications were the largest component of our total sales, representing 58.7% of total net sales, compared with 36.0% of total net sales for the corresponding period in 2011.  The increase was primarily due to increased magnetic sensor sales to a major mobile phone manufacturer, Samsung. We have been advised by Samsung that it is forecasting decreased sales of the smartphone models in which our sensor is included, while sales of newer Samsung smartphones that do not include our magnetic sensor are increasing. As a result of this, and related inventory corrections by Samsung, we expect that our net sales to Samsung will decrease by 50% or more in the second quarter of 2012. We expect that sales from mobile phone applications will continue to be a major component of our total sales for the remainder of 2012.

Net sales from automotive applications were the second largest component of our total sales, representing 18.4% of total net sales despite the slight decrease in net sales in the first three months of 2012 compared to the corresponding period in 2011. To increase sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications increased moderately in absolute terms in the first three months of 2012 compared to the corresponding period of 2011. We expect net sales from industrial and other applications to stay stable for the remainder of 2012 while we work toward expanding these markets with new and upgraded products.

Net sales from consumer applications increased slightly in absolute terms in the first three months of 2012 compared to the corresponding period of 2011. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$11,747	58.7%	$4,660	36.0%
Consumer	1,425	7.1	1,377	10.6
Automotive	3,693	18.4	3,841	29.7
Industrial/other	3,158	15.8	3,077	23.8
Total	$20,023	100.0%	$12,955	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have two customers representing 10% or more of our net sales, which combined, accounted for approximately 57.2% of our net sales in the first quarter of 2012 compared with 46.8% in the corresponding period of 2011.  The increase in 2012 over the prior year period is primarily due to the increase in sales of magnetic sensor product to a major mobile phone manufacturer, Samsung. We have been advised by Samsung that it is forecasting decreased sales of the smartphone models in which our sensor is included, while sales of newer Samsung smartphones that do not include our magnetic sensor are increasing. As a result of this, and related inventory corrections by Samsung, we expect that our net sales to Samsung will decrease by 50% or more in the second quarter of 2012.

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

	Three months ended March 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$12,731	63.6%	$6,240	48.2%
Europe	1,027	5.1	975	7.5
Japan	2,238	11.2	1,921	14.8
North America	4,007	20.0	3,739	28.8
Other	20	0.1	80	0.6
Total	$20,023	100.0%	$12,955	100.0%

The increase in net sales to Asia in the first quarter of 2012 is mainly attributable to increased magnetic sensor sales to a major mobile phone manufacturer.

Cost of Goods Sold

We are a semi-fabless company. For our sensor products, we outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers.

Our wireless system solution products and part of the inertial system solution products were manufactured by MTS, our indirect subsidiary in Wuxi, China through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We have extended the manufacturing agreement with Crossbow Technology to provide for support of manufacturing certain non-FAA certified products and all of the FAA certified products until December 31, 2012.

Cost of goods sold consists of: (i) cost of wafer, ceramic and other materials purchased from third parties; (ii) manufacturing overhead, primarily consisting of salaries and wages of our quality control employees and manufacturing-related management employees, depreciation, and equipment and parts; (iii) direct labor, primarily consisting of salaries and wages of our manufacturing operators; and (iv)  processing fees paid to third-party packaging service providers and assembly vendors.

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

Gross Profit and Gross Margin

Our gross profit and gross margin from our sensor product have tended to decrease due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone and consumer applications have historically had lower margins than our products for automotive and industrial applications. We expect average gross margin will continue to decrease as our net sales to mobile phone application increase as a percentage of total sales. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved low cost sensor products because of the significant potential for further revenue growth in the mobile phone applications market.

The gross margin from systems solution products improved in the past year reflecting the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. The gross margin from systems solution products also fluctuate based on the mix of the production sales. Gross margins from wireless sensor network products are generally lower than inertial products. In the first quarter of 2012, the gross margin from system solution products decreased to 50.2% from 58.8% in the corresponding period of 2011, mainly due to an increase in the wireless sensor network product sales.

Research and Development Expenses

Research and development expenses are recognized as they are incurred and primarily consist of salaries and wages of research and development employees; research costs, primarily consisting of mask costs and prototype wafers and consulting fees paid for outside design services; travel and other expenses; and stock-based compensation attributable to our research and development employees.

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. We expect our research and development expenses in absolute terms to increase for the remainder of 2012 as we seek to diversify into non-accelerometer products. However, research and development expenses as a percentage of total net sales are expected to decline as our total net sales continue to increase.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of wages, salaries and commissions for our sales and marketing personnel; consulting expenses, primarily consisting of sales consulting services and software application consulting services; travel expenses; independent sales representatives’ commissions; office rental; market promotion and other expenses and stock-based compensation. We expect sales and marketing expense to increase for the remainder of 2012 as we continue to invest in sales and marketing resources to develop new market applications, expand our sales marketing network and engage in additional marketing and promotional activities.

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

Our general and administrative expenses increased in the first three months of 2012 due to added corporate quality and IT resources and expanded operations in Wuxi China. We expect that our general and administrative expenses will continue to increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operations. However, we expect that such expenses will decrease as a percentage of net sales.

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

Enterprise Income Tax

Under the “Enterprise Income Tax Law” of China, which took effect on January 1, 2008 , Foreign Invested Enterprises (FIEs) and domestic companies are subject to a uniform tax rate of 25%. In addition, preferential tax treatment would continue to be given to companies (FIEs or domestic) in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government”. A company needs to meet certain qualification requirements to be eligible for this preferential tax treatment. The qualification will be reviewed every three years.

MEMSIC Semiconductor has been qualified as a “high-technology company especially supported by the PRC government” since 2008 and passed the “high-technology Company especially supported by the PRC government” review in 2011.  Therefore, a preferential enterprise income tax rate of 15% under the new tax law will apply to MEMSIC Semiconductor from 2012 to 2014.  Prior to 2012, according to the relevant transition preferential tax policies issued by the State Council, the preferential enterprise income tax rate under the new tax law and the transition-period preferential tax policy can not apply simultaneously. MEMSIC Semiconductor chose a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011, with an effective tax rate of 12.5%.

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

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations.” included in our Annual Report on Form 10-K for the period ended December 31, 2011.

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

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth a summary of our unaudited statements of operations data for the periods described by amount and as a percentage of our total net sales. This information should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period:

	For the three months ended March 31,
	2012		2011
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$20,017	100.0%	$12,955	100.0%
Cost of goods sold	12,600	62.9	8,013	61.9
Gross profit	7,417	37.1	4,942	38.1

Operating expenses:
Research and development	1,703	8.5	2,298	17.7
Sales and marketing	1,432	7.1	1,465	11.3
General and administrative	2,236	11.2	1,880	14.5
Depreciation	439	2.2	374	2.9
Amortization	396	2.0	406	3.1
Total operating expenses	6,206	31.0	6,423	49.5

Operating income (loss)	1,211	6.1	(1,481)	(11.4)

Other income:
Interest and dividend income	108	0.5	83	0.6
Foreign exchange gain	(32)	(0.2)	191	1.5
Other, net	13	0.1	69	0.5
Total other income	89	0.4	343	2.6

Income (loss) before income taxes	1,300	6.5	(1,138)	(8.8)
Provision for income taxes	69	0.3	117	0.9
Net income (loss)	1,231	6.2	(1,255)	(9.7)

Less: net income attributable to noncontrolling interests	30	0.1	72	0.5
Net income (loss) attributable to MEMSIC, Inc.	$1,201	6.1%	$(1,327)	(10.2)%

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net sales.    Our net sales increased by 54.5% to $20.0 million for the three months ended March 31, 2012 from $13.0 million in the corresponding period of 2011. This increase was primarily attributable to a $7.1 million increase in net sales of our magnetic sensor product to a major mobile phone manufacturer. We have been advised by this mobile phone manufacturer that it is forecasting decreased sales of the smartphone models in which our sensor is included, while sales of its newer smartphones that do not include our magnetic sensor are increasing. As a result of this, and related inventory corrections by this customer, we expect that our net sales to this customer will decrease by 50% or more in the second quarter of 2012. Due to this and other factors, we expect our net sales in the second quarter of 2012 to decline by 20% to 30% compared with the first quarter of 2012.

Cost of goods sold.    Our cost of goods sold increased by 57.2% to $12.6 million for the three months ended March 31, 2012 from $8.0 million for the corresponding period of 2011. This increase was primarily due to the increase in the volume of units sold in our sensor products.

Gross profit and gross margin.   Our gross profit increased by 50.1% to $7.4 million for the three months ended March 31, 2012 from $4.9 million in the corresponding period of 2011. Our gross margin percentage decreased by approximately 1.0 percentage point to 37.1% for the three months ended March 31, 2012 from 38.1% in the corresponding period of 2011.

Our gross profit and gross margin by reportable segment are shown in the following table (dollars in thousands):

	Three months ended March 31,
	2012		2011
	Amount	Margin %	Amount	Margin %

Sensor products	$6,005	34.9%	$3,342	32.6%
System solution products	1,412	50.2	1,599	58.8
Total	$7,417	37.1%	$4,941	38.1%

Gross profit from our sensor products increased to $6.0 million for the three months ended March 31, 2012 from $3.3 million for the corresponding period of 2011, primarily due to increased sales volume from our magnetic sensor product.  Gross margin of our sensor products also increased to 34.9% for the three months ended March 31, 2012 from 32.6% for the corresponding period of 2011 as a result of our continued effort in cost reduction of our magnetic sensor product through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement.

Gross profit of our system solution products decreased to $1.4 million for the three months ended March 31, 2012 from $1.6 million in the corresponding period of 2011 despite of increase in net sales from the system solution product.  Gross margin of our system solution products decreased to 50.2% for the three months ended March 31, 2012 from 58.8% for the corresponding period in 2011. The decrease in the gross profit and the average gross margin of our system solution products in the first quarter of 2012 were mainly due to an increase in sales of a new wireless solution product which had a low gross margin in Japan. However, we expect the gross margin of system solution products to improve as we finalize the transfer of manufacturing of system solution products to in-house operations in China.

Research and development.    Our research and development expenses decreased by 25.9% to $1.7 million for the three months ended March 31, 2012 from $2.3 million in the corresponding period of 2011.  This decrease was primarily due to a decrease in engineering headcounts, the timing difference in the occurrence of the tape-out, testing and material costs related to developing new products in our sensor product business and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products. Research and development expenses, as a percentage of total net sales, decreased to 8.5% for the three months ended March 31, 2012 from 17.7% for the corresponding period of 2011. We expect our research and development expenses will increase for the remainder of 2012 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses decreased by 2.3% to $1.4 million for the three months ended March 31, 2012 from $1.5 million for the corresponding period of 2011. The decrease was primarily due to a restructuring of our sales and marketing department in the first quarter of 2012 to focus on more marketing effort in developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.1% for the three months ended March 31, 2012 from 11.3% for the corresponding period of 2011.

General and administrative.    Our general and administrative expenses increased by 18.7% to $2.7 million for the three months ended March 31, 2012 from $2.3 million in the corresponding period of 2011.  This increase was primarily due to the addition of corporate quality and IT resources and expanded operations in Wuxi, China. General and administrative expenses, as a percentage of total net sales, decreased to 13.4% for the three months ended March 31, 2012 from 17.4% for the corresponding period in 2011.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the first three months of 2012 increased to $439,000 from $374,000 in the corresponding period of 2011 due to starting the usage of new research and development equipment and occupation of the MTS new building in August 2011.

Amortization expense. Amortization expense remained at $0.4 million for the three months ended March, 2012 and 2011.

Other income.    Our other income was $89,000 for the three months ended March 31, 2012 compared to $343,000 in the corresponding period of 2011. The decrease was primarily attributable to a foreign exchange loss of $32,000 in the first quarter of 2012 as compared to a foreign exchange gain of $191,000 in the corresponding period of 2011.

Provision for income taxes.    Our income tax provision was $69,000 for the three months March 31, 2012 compared to an income tax provision of $117,000 in the corresponding period of 2011. Our income tax provision for the first quarter of 2012 reflected tax provision of $70,000 related to income in Crossbow Japan, offset by a tax benefit of $2,000 related to a change in the deferred tax assets in China.

Our income tax provision for the first quarter of 2011 reflected a provision of $99,000 related to income in Crossbow Japan and a provision of $22,000 related to certain deferred tax liabilities, offset by a tax benefit of $4,000 related to a change in the deferred tax assets in China.

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $36.3 million. In addition, our investments included $21.2 million of short-term investments and $2.6 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of March 31, 2012, $17,930,000 has been withdrawn and is outstanding.  The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2012	$500,000
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,930,000

We believe that our current cash, short-term investment, proceeds of our project loan from the Agricultural Bank of China and cash flow from operations will be sufficient to meet our anticipated cash needs, including working capital requirements and capital expenditures for at least the next twelve months. Our future cash requirements will depend on many factors, including our operating income, the timing of our new product introductions, the costs of maintaining adequate manufacturing capacity, the continuing market acceptance of our products, or other changing business conditions and future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow from banks. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would be dilutive to our stockholders. The incurrence of indebtedness would divert cash for working capital requirements and capital expenditures to service debt and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our stockholders. If we are unable to obtain additional equity or debt financing, our business, operations and prospects may suffer.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $0.3 million, which was derived from a net income of $1.2 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $1.6 million, was mainly attributable to depreciation and amortization expense of $1.3 million, stock-based compensation of $0.3 million, deferred rent and income tax of $11,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $3.1 million, was primarily the result of increases of $0.7 million in accounts receivables due to increased sales, $1.4 million increase in other assets and $2.3 million decrease in accounts payable and accrued expenses, offset by a $1.3 decrease in inventory.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $15.3 million, primarily consisting of $14.4 million used to purchase short term investments and $0.8 million used for the purchase of property and equipment mainly attributable to expansion of our sensor manufacturing capacity in China.

Net cash used in investing activities for the three months ended March 31, 2011 was $0.3 million, primarily consisting of $0.5 million used for the purchase of property and equipment mainly attributable to expansion of manufacturing operations in China, offset by proceeds from the sale of investments of $0.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $45,000, consisting cash dividend of $59,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $14,000 from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of March 31, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

We depend and expect to continue to depend on a limited number of customers for a high percentage of our revenues. In the near term we expect our sales to one of our major mobile phone customers to decline, which will have a material adverse effect on our net sales, and any further loss of, or significant reduction in orders from, this or any other major customer would significantly reduce our revenues and harm our results of operations.

For 2011, two OEM customers, each of which accounted for 10% or more of our net sales, accounted in the aggregate for 55.6% of our total net sales.  One of these customers, Samsung, accounted for 37.4% of our net sales in 2011, compared to 4.2% in 2010. This increase was attributable to our magnetic sensor product having been designed into a new model of Samsung smartphone. We have been advised by Samsung that it is forecasting decreased sales of the smartphone models in which our sensor is included, while sales of newer Samsung smartphones that do not include our magnetic sensor are increasing. As a result of this, and related inventory corrections by Samsung, we expect that our net sales to Samsung will decrease by 50% or more in the second quarter of 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through March 31, 2012, we have applied approximately $10.4 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $20.5 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with This Form 10-Q	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2
4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3
4.4	2009 Nonqualified Inducement Stock Plan		10Q	November 14, 2011	4.4
31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X
31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X
32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X
101.***
The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Operations; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
		X

***Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;  (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Unaudited Consolidated Financial Statements.

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

MEMSIC, Inc.

Dated: May 11, 2012	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: May 11, 2012	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer