Form 10-Q
period 2012-06-30
MEMSIC Inc
filed 2012-08-10
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of August 6, 2012 was 24,134,585.

MEMSIC, Inc.

FORM 10-Q, June 30, 2012

TABLE OF CONTENTS

		PAGE NO.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	2
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011	3
	Unaudited Consolidated Statement of Stockholders’ Equity as of June 30, 2012	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	5
	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	33

Signatures

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$24,016,667	$51,914,128
Restricted cash	2,924,181	3,791,189
Short-term investments	34,888,943	6,814,728
Accounts receivable, net of allowance for doubtful accounts of $6,441 as of June 30, 2012 and December 31, 2011	4,106,366	6,068,904
Inventories	10,902,304	11,459,153
Other current assets	2,495,971	2,050,787
Total current assets	79,334,432	82,098,889

Property and equipment, net	29,991,934	30,998,489
Long-term investments	2,600,000	2,600,000
Goodwill	570,979	606,976
Intangible assets, net	10,334,402	11,091,532
Other assets	138,974	136,633
Total assets	$122,970,721	$127,532,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,830,804	$8,439,605
Accrued expenses	2,936,261	2,630,966
Advance research funding	2,924,181	3,791,189
Current portion of note payable to bank	1,000,000	500,000
Total current liabilities	10,691,246	15,361,760

Note payable to bank, net of current portion	16,430,000	17,430,000
Building liability	7,977,739	8,161,288
Other liabilities	106,343	124,180
Total other liabilities	24,514,082	25,715,468

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 24,128,614 and 23,983,813 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	241	240
Additional paid-in capital	102,210,810	101,266,272
Accumulated other comprehensive income	4,035,217	4,363,930
Accumulated deficit	(19,169,045)	(19,908,135)
MEMSIC, Inc. stockholders' equity	87,077,223	85,722,307

Non-controlling interest related to joint ventures	688,170	732,984
Total stockholders' equity	87,765,393	86,455,291
Total liabilities and stockholders’ equity	$122,970,721	$127,532,519

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$14,415,237	$15,372,634	$34,432,290	$28,327,554
Cost of goods sold	8,630,850	10,374,465	21,230,804	18,387,664
Gross profit	5,784,387	4,998,169	13,201,486	9,939,890

Operating expenses:
Research and development	1,769,201	2,112,136	3,472,360	4,409,973
Sales and marketing	1,228,408	1,529,907	2,660,707	2,994,653
General and administrative	2,399,923	2,096,988	4,635,995	3,976,879
Depreciation	378,354	422,982	817,295	797,351
Amortization	413,886	402,231	810,008	808,166
Total operating expenses	6,189,772	6,564,244	12,396,365	12,987,022

Operating income (loss)	(405,385)	(1,566,075)	805,121	(3,047,132)

Other income:
Interest and dividend income	125,259	98,366	233,034	181,855
Foreign exchange (loss) gain	(193,190)	328,799	(225,453)	519,475
Other, net	25,468	13,844	38,641	82,420
Total other income (expense)	(42,463)	441,009	46,222	783,750

Profit (loss) before income taxes	(447,848)	(1,125,066)	851,343	(2,263,382)
Provision (benefit) for income taxes	29,355	(3,084)	97,938	114,310
Net income (loss)	(477,203)	(1,121,982)	753,405	(2,377,692)

Less: net income (loss) attributable to non-controlling interests	(15,789)	(13,681)	14,315	58,790
Net income (loss) attributable to MEMSIC, Inc.	$(461,414)	$(1,108,301)	$739,090	$(2,436,482)

Net income (loss) per common share attributable to MEMSIC, Inc.:
Basic	$(0.02)	$(0.05)	$0.03	$(0.10)
Diluted	$(0.02)	$(0.05)	$0.03	$(0.10)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,986,332	23,823,321	23,919,650	23,818,467
Diluted	23,986,332	23,823,321	24,404,777	23,818,467

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(477,203)	$(1,121,982)	$753,405	$(2,377,692)
Other comprehensive income (loss):
Unrealized loss on investments	(1,054)	(811)	(1,057)	(811)
Foreign currency translation adjustments	(251,473)	361,962	(327,656)	545,640
Comprehensive income (loss)	(729,730)	(760,831)	424,692	(1,832,863)
Less: income (loss) attributable to noncontrolling interest	15,789	13,681	(14,315)	(58,790)
Foreign currency translation adjustment	-	-	-	3,025
Comprehensive income attributable to noncontrolling interests	15,789	13,681	(14,315)	(55,765)
Comprehensive income (loss) attibutable to MEMSIC, Inc.	$(713,941)	$(747,150)	$410,377	$(1,888,628)

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
			Additional	Other		MEMSIC, Inc.	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2011	23,983,813	$240	$101,266,272	$4,363,930	$(19,908,135)	$85,722,307	$732,984	$86,455,291

Net income					739,090	739,090	14,315	753,405
Foreign currency translation adjustment				(327,656)		(327,656)		(327,656)
Unrealized loss on short-term investment				(1,057)		(1,057)		(1,057)
Exercise of options to purchase common stock	144,801	1	193,597			193,538		193,538
Stock compensation expense			751,001			751,001		751,001
Dividend paid to Japan non-controlling interest							(59,129)	(59,129)

Balance at June 30, 2012	24,128,614	$241	$102,210,810	$4,035,217	$(19,169,045)	$87,077,223	$688,170	$87,765,393

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$753,405	$(2,377,692)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,808,654	1,347,781
Amortization	805,093	807,221
Stock compensation expense	751,001	794,230
Deferred rent	(17,837)	49,294
Deferred income taxes	(3,725)	33,806
Changes in operating assets and liabilities:
Restricted cash	833,490	586,642
Accounts receivable	1,946,748	(2,749,001)
Inventories	451,014	(580,922)
Other assets	(523,387)	(446,651)
Advance research funding	(833,490)	(586,642)
Accounts payable and accrued expenses	(4,304,093)	607,563
Net cash provided by (used in) operating activities	1,666,873	(2,514,371)

Cash flows from investing activities:
Purchase of short-term investments	(28,075,075)	(1,354,353)
Proceeds from sale of long-term investments	-	200,000
Purchase of property and equipment	(1,075,088)	(1,095,474)
Net cash used in investing activities	(29,150,163)	(2,249,827)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(59,129)	(115,389)
Proceeds from exercise of options to purchase common stock	193,538	40,662
Payment to note payable to bank	(500,000)	-
Net cash used in financing activities	(365,591)	(74,727)

Effect of exchange rate changes on cash and cash equivalents	(48,580)	(379,781)

Net decrease in cash and cash equivalents	(27,897,461)	(5,218,706)
Cash and cash equivalents —beginning of period	51,914,128	55,694,205
Cash and cash equivalents —end of period	$24,016,667	$50,475,499

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Advance research funding activities for the six months ended June 30, 2012 are as follows:

Advanced Research Funding

Balance at January 1, 2012	$3,791,189
Research and development activities	(330,244)
Property and equipment expenditures	(501,495)
Foreign exchange rate impact	(35,268)
Balance at June 30, 2012	$2,924,181

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At June 30, 2012 and December 31, 2011, the underlying currency for approximately 53.7% and 56.4% of consolidated assets, respectively, was the Renminbi. The functional currency of Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At June 30, 2012 and December 31, 2011, the underlying currency for approximately 1.2% of consolidated assets was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

3. LONG-TERM INVESTMENTS

Investments held by the Company at June 30, 2012 and December 31, 2011 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

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

At June 30, 2012, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at June 30, 2012 was $2.6 million, net of a $0.4 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2012 (in thousands):

	Carrying amount as of	Quoted prices in active markets available	Significant other observable inputs	Significant unobservable inputs	Valuation
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Technique

Cash and cash equivalents	$24,017	$24,017	$-	$-	(A)
Restricted cash	2,924	2,924	-	-	(A)
Short-term investments	34,889	34,889	-	-	(A)
Long-term investments	2,600	-	-	2,600	(B)
Total assets recorded at fair value	$64,430	$61,830	$-	$2,600

The reconciliation of the Company’s long-term investments, consist of auction rate securities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2012	$2,600
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at June 30, 2012	$2,600

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2012 and December 31, 2011.  The Company estimated the fair value of these securities at June 30, 2012 and December 31, 2011 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years and applied discount rates of 1.85% to 3.63% for the respective period to calculate the discounted fair value. In estimating the fair value of these investments, the Company also considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the second quarter of 2012 did not result in a change to the unrealized impairment loss on record at December 31, 2011.  As of June 30, 2012, the unrealized impairment loss is $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$4,386,228	$5,106,112
Work in process	3,145,078	3,258,397
Finished units	3,370,998	3,094,644
Total	$10,902,304	$11,459,153

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. At June 30, 2012, the Company reported goodwill of $570,979, which includes foreign exchange impact of $35,997 for the first six months of 2012.

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

As of June 30, 2012, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)

Patents	$1,355,622	$(325,992)	$1,029,630		15
Know-how	590,625	(457,166)	133,459		5
Trademarks	408,000	(408,000)	-		2
Customer relationships	4,874,428	(1,305,841)	3,568,587	8	-	10
Developed technology	7,474,741	(1,872,015)	5,602,726	8	-	10
	$14,703,416	$(4,369,014)	$10,334,402

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $0.4 million respectively for each of the three months ended June 30, 2012 and 2011.

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of June 30, 2012, $17.9 million has been withdrawn and $17.4 million is outstanding.  $2.1 million is available for borrowing. Interest expense of approximately $0.2 million is paid on a quarterly basis and is fully subsidized by the Wuxi government.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,430,000

8.  BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4.0 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.0 million was financed by the local Chinese government. The Company is currently negotiating with the local Chinese government the terms of an arrangement under which the Company will either lease the building for five years or purchase the building at cost from the government within five years. The $8.0 million cost of construction of the building is reflected as a long-term liability in the accompanying consolidated financial statements.

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

On June 28, 2012 at its Annual Meetings of Stockholders, the Company’s shareholders voted to approve an amendment to the 2007 Plan, including increasing the number of shares of common stock issuable under the 2007 Plan by 1,500,000 shares. The maximum shares issuable under the 2007 Plan thus increased to 4,500,000 shares.

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

The weighted-average fair value per share of the options granted during the three and six months ended June 30, 2012 was $2.23, while the weighted-average fair value per share of the options granted during the three and six months ended June 30, 2011 was $1.97, utilizing the following assumptions:

	Three months ended June 30,				Six months ended June 30,
	2012			2011	2012			2011
Volatility	67%	-	71%	64%	67%	-	71%		64%
Expected dividend yield		0%		0%		0%			0%
Expected life (years)	6.3	-	8.5	5.6	6.3	-	8.5	5.6	-	5.8
Risk free interest rate	1.15%	-	1.44%	2.20%	1.15%	-	1.44%	2.20%	-	2.34%
Forfeitures	33%	-	36%	37%	33%	-	36%	36%	-	37%

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three months ended June 30, 2012 and 2011, the Company recorded compensation expense for stock option grants to consultants in the amount of approximately $1,000 and $7,000, respectively. At June 30, 2012, total unrecognized stock-based compensation expense for stock options granted to consultants was $17,800.

At June 30, 2012, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was approximately $2.5 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plans is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value
Options outstanding at January 1, 2012	2,338,805	$5.00	6.5	$1,131,474

Granted	615,000	2.23	-	-
Exercised	(106,468)	1.82	-	-
Cancelled	(54,100)	3.99	-	-
Options outstanding at June 30, 2012	2,793,237	$4.53	6.9	$1,850,058
Options vested at June 30, 2012	1,434,373	$4.70	5.4	$1,104,042
Available for grant at June 30, 2012	3,684,075

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the three months ended June 30, 2012 and 2011 were $269,500 and $16,600, respectively. The total fair value of options vested during the three and six months ended June 30, 2012 was approximately $189,000 and $504,000, respectively. The total fair value of options vested during the three and six months ended June 30, 2011 was approximately $158,000 and $397,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSAs”) and RSUs were charged to the following expenses:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$42,616	$63,385	$86,869	$184,579
Sales and marketing	22,437	21,914	90,158	87,929
General and administrative	363,021	307,515	573,975	521,722
Total	$428,074	$392,814	$751,001	$794,230

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three and six months ended June 30, 2012, the Company recorded compensation expense for RSAs and RSUs in the amount of $207,000 and $344,000 respectively.

As of June 30, 2012, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $166,000 and $2.1 million, respectively. These expenses are expected to be recognized over a weighted average period of 2.8 years for RSAs and 3.3 years for RSUs.

A summary of RSA activity for the six months ended June 30, 2012 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at January 1, 2012	140,000	$3.41
Awarded	-	-
Vested	(87,500)	3.41
Forfeited	-	-
Nonvested at June 30, 2012	52,500	$3.41

A summary of RSU activity for the six months ended June 30, 2012 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date
Nonvested at January 1, 2012	534,000	$3.12
Awarded	310,000	3.42
Vested	(47,083)	3.18
Forfeited	(80,000)	3.03
Nonvested at June 30, 2012	716,917	$3.26

10. COMMON STOCK

The Company reserved 7,194,229 and 5,719,030 shares at June 30, 2012 and 2011, respectively for issuance upon exercise of options to purchase common stock and upon vesting of RSUs.

11. NET INCOME (LOSS) PER COMMON SHARE

           The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to MEMSIC, Inc.	$(461,414)	$(1,108,301)	$739,090	$(2,436,482)

Denominator:
Basic weighted average shares	23,986,332	23,823,321	23,919,650	23,818,467
Dilutive effect of common stock equivalents	-	-	485,127	-
Diluted weighted average shares	23,986,332	23,823,321	24,404,777	23,818,467

Net income (loss) per common share to MEMSIC, Inc.
Basic	$(0.02)	$(0.05)	$0.03	$(0.10)
Diluted	$(0.02)	$(0.05)	$0.03	$(0.10)

During the six months ended June 30, 2012 and 2011, the Company had 1.5 million and 1.0 million, respectively, potential common shares in the form of stock options which were not included in the computation of net income (loss) per diluted share because these stock options would be anti-dilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Mobile phone	$5,890,070	$7,493,107	$17,636,794	$12,152,859
Consumer	2,394,135	1,255,118	3,818,912	2,632,320
Automotive	3,376,208	3,459,332	7,069,912	7,300,479
Industrial/other	2,754,824	3,165,077	5,906,672	6,241,896
Total	$14,415,237	$15,372,634	$34,432,290	$28,327,554

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Sensor products	$12,004,181	$12,742,245	$29,212,198	$22,978,347
System solution products	2,411,056	2,630,389	5,220,092	5,349,207
Total	$14,415,237	$15,372,634	$34,432,290	$28,327,554

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross Profit
Sensor products	$4,462,567	$3,695,571	$10,467,274	$7,037,849
System solution products	1,321,820	1,302,598	2,734,212	2,902,041
Total	$5,784,387	$4,998,169	$13,201,486	$9,939,890

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asia (excluding Japan)	$7,106,611	$8,677,298	$19,831,847	$14,917,216
Europe	954,874	708,644	1,981,968	1,683,888
Japan	2,848,416	1,306,243	5,086,233	3,226,937
North America	3,484,788	4,596,375	7,491,786	8,335,571
Other	20,548	84,074	40,456	163,942
Total	$14,415,237	$15,372,634	$34,432,290	$28,327,554

Total Assets by geographical region

Total assets by geographical region are as follows:

	June 30,	December 31,
	2012	2011

United States	$55,472,676	$54,144,187
China	65,993,043	71,877,989
Japan	1,505,002	1,510,343
Total	$122,970,721	$127,532,519

Total long-lived assets by geographical region are as follows:

	June 30,	December 31,
	2012	2011

United States	$659,768	$830,826
China	29,331,567	30,166,756
Japan	599	907
Total	$29,991,934	$30,998,489

13. CONTINGENCIES

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after June 30, 2012 through the date of filing these financial statements, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

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

Our system solution products consisted primarily of the product lines we acquired from Crossbow Technology in January 2010, including the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business.

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

Historically, our revenue has been derived primarily from shipments of our sensor products. As a result of our Crossbow acquisition in January 2010, net sales of system solution products have expanded and accounted for 16.7% of our net sales in the second quarter of 2012. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our sensor products have tended to decline due to the following factors, among others:

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

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$12,004	83.3%	$12,742	82.9%	$29,212	84.8%	$22,978	81.1%
System solution products	2,411	16.7	2,630	17.1	5,220	15.2	5,349	18.9
Total	$14,415	100.0%	$15,372	100.0%	$34,432	100.0%	$28,327	100.0%

Net Sales by Application

In the first six months of 2012, net sales from mobile phone applications were the largest component of our total sales, representing 51.2% of total net sales, compared with 42.9% of total net sales for the corresponding period in 2011.  The increase was primarily due to increased volume in magnetic sensor sales. We expect that sales from mobile phone applications will decrease in the second half of 2012 as our forecasted sales to one of our major mobile phone manufacturer are expected to decrease due to the continued decline of the average sales price and the winding down in sales volume of the phone models that our sensor are designed in. However, mobile phone applications will continue to be the largest component of our total sales for the remainder of 2012.

Net sales from automotive applications were the second largest component of our total sales, representing 20.5% of total net sales, compared with 25.8% of total net sales for the corresponding period in 2011. The decrease was due to the volume of the old rollover application ramping down. To increase sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications, representing 17.2% of total net sales, decreased in the first six months of 2012 compared to the corresponding period of 2011 due to the slow transition to upgraded new products. We expect net sales from industrial and other applications to stay flat for the remainder of 2012 while we work toward expanding these markets with new and upgraded products.

Net sales from consumer applications increased in the first six months of 2012 to $3.8 million, or 11.1% of total net sales, compared to $2.6 million, or 9.3% of total net sales in the corresponding period of 2011. This increase was primarily due to an increase in sales of our accelerometer product in the digital camera application in the Japan market. We expect sales from the digital camera application will remain strong for the remainder of 2012.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$5,890	40.9%	$7,493	48.7%	$17,637	51.2%	$12,153	42.9%
Consumer	2,394	16.6	1,255	8.2	3,819	11.1	2,632	9.3
Automotive	3,376	23.4	3,459	22.5	7,070	20.5	7,300	25.8
Industrial/other	2,755	19.1	3,165	20.6	5,906	17.2	6,242	22.0
Total	$14,415	100.0%	$15,372	100.0%	$34,432	100.0%	$28,327	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have three customers representing 10% or more of our net sales, which combined, accounted for approximately 58.3% of our net sales in the second quarter of 2012 compared with two customers representing 50.7% in the corresponding period of 2011.

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

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$7,107	49.3%	$8,677	56.5%	$19,832	57.6%	$14,917	52.7%
Europe	955	6.6	709	4.6	1,982	5.8	1,684	5.9
Japan	2,848	19.8	1,306	8.5	5,086	14.8	3,227	11.4
North America	3,485	24.2	4,596	29.9	7,492	21.7	8,335	29.4
Other	20	0.1	84	0.5	40	0.1	164	0.6
Total	$14,415	100.0%	$15,372	100.0%	$34,432	100.0%	$28,327	100.0%

The increase in net sales to Japan in the second quarter of 2012 is mainly attributable to increased accelerometer sales from digital camera application.

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

Gross Profit and Gross Margin

Our gross profit and gross margin from our sensor product have been continuously challenged by a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone and consumer applications have historically had lower margins than our products for automotive and industrial applications. We have continuously worked to stabilize and improve our gross margin through engineering redesign of our sensor and increased manufacturing efficiency. In the second quarter of 2012, our gross margin improved to 40.1% from 32.5% in the corresponding period of 2011 as a result of our cost reduction effort and the decrease of our net sales to mobile phone application as a percentage of total sales. Notwithstanding the relatively lower margin in the mobile phone applications market, we will seek to increase our market share in that market by introducing improved low cost sensor products because of the significant potential for further revenue growth in the mobile phone applications market.

The gross margin from systems solution products improved in the past year, reflecting the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. The gross margin from systems solution products fluctuates based on the mix of product sales. Gross margins from wireless sensor network products are generally lower than those of inertial products. In the second quarter of 2012, the gross margin from system solution products increased to 54.9% from 49.5% in the corresponding period of 2011, mainly due to an increase in the inertial product sales.

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

Our general and administrative expenses increased in the first six months of 2012 due to added corporate quality and IT resources and expanded operations in Wuxi China. We expect that in the near term our general and administrative expenses will remain flat at the current level.

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

Enterprise Income Tax

Under the “Enterprise Income Tax Law” of China, which took effect on January 1, 2008, Foreign Invested Enterprises (FIEs) and domestic companies are subject to a uniform tax rate of 25%. In addition, preferential tax treatment would continue to be given to companies (FIEs or domestic) in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government”. A company needs to meet certain qualification requirements in order to be eligible for this preferential tax treatment. The qualification will be reviewed every three years.

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

	For the three months ended June 30,						For the six months ended June 30,
	2012			2011			2012		2011
	Amount	% of net sales		Amount	% of net sales		Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)						(dollar amounts in thousands)
Net sales	$14,415	100.0%		$15,372	100.0%		$34,432	100.0%	$28,327	100.0%
Cost of goods sold	8,631	59.9		10,374	67.5		21,231	61.7	18,387	64.9
Gross profit	5,784	40.1		4,998	32.5		13,201	38.3	9,940	35.1

Operating expenses:
Research and development	1,769	12.3		2,112	13.7		3,472	10.1	4,410	15.6
Sales and marketing	1,228	8.5		1,530	10.0		2,661	7.7	2,995	10.6
General and administrative	2,400	16.6		2,097	13.6		4,636	13.5	3,977	14.0
Depreciation	378	2.6		423	2.8		817	2.4	797	2.8
Amortization	414	2.9		402	2.6		810	2.3	808	2.8
Total operating expenses	6,189	42.9		6,564	42.7		12,396	35.9	12,987	45.8

Operating income (loss)	(405)	(2.8)		(1,566)	(10.2)		805	2.4	(3,047)	(10.7)

Other income:
Interest and dividend income	125	0.9		98	0.6		233	0.7	182	0.6
Foreign exchange gain	(193)	(1.4)		329	2.2		(225)	(0.7)	519	1.8
Other, net	25	0.2		14	0.1		39	0.1	82	0.3
Total other income (expense)	(43)	(0.3)		441	2.9		47	0.1	783	2.7

Income (loss) before income taxes	(448)	(3.1)		(1,125)	(7.3)		852	2.5	(2,264)	(8.0)
Provision (benefit) for income taxes	29	0.2		(3)	(0.0)		98	0.2	114	0.4
Net income (loss)	(477)	(3.3)		(1,122)	(7.3)		$754	2.3	$(2,378)	(8.4)

Less: net income attributable to noncontrolling interests	(16)	(0.1)		(14)	(0.1)		14	0.1	59	0.2
Net income (loss) attributable to MEMSIC, Inc.	$(461)	(3.2	) %	$(1,108)	(7.2	) %	$740	2.2%	$(2,437)	(8.6	) %

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Net sales.    Our net sales decreased by 6.2% to $14.4 million for the three months ended June 30, 2012 from $15.4 million in the corresponding period of 2011. This decrease was primarily due to a decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose market sales of the smart phone models in which our sensor is included have declined.

Cost of goods sold.    Our cost of goods sold decreased by 16.8% to $8.6 million for the three months ended June 30, 2012 from $10.4 million for the corresponding period of 2011. This increase was primarily due to the decrease in the volume of units sold from our magnetic sensor products.

Gross profit and gross margin.   Our gross profit increased by 15.7% to $5.8 million for the three months ended June 30, 2012 from $5.0 million in the corresponding period of 2011. Our gross margin percentage increased by approximately 7.6 percentage points to 40.1% for the three months ended June 30, 2012 from 32.5% in the corresponding period of 2011 due to the decrease of our net sales to mobile phone application as a percentage of total sales and our continuous cost reduction effort.

Our gross profit and gross margin by reportable segment are shown in the following table (dollars in thousands):

	Three months ended June 30,
	2012		2011
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$4,462	37.2%	$3,696	29.0%
System solution products	1,322	54.9	1,302	49.5
Total	$5,784	40.1%	$4,998	32.5%

Gross profit from our sensor products increased to $4.5 million for the three months ended June 30, 2012 from $3.7 million for the corresponding period of 2011 as a result of the decrease, as a percentage of sales, in sales of our lower margin magnetic sensor product to a major mobile phone manufacturer.  Gross margin of our sensor products also increased to 37.2% for the three months ended June 30, 2012 from 29.0% for the corresponding period of 2011 as a result of our continued effort in cost reduction of our magnetic sensor product through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement as well as the reduction of sales of lower margin mobile phone sales as a percentage of total net sales.

Gross profit of our system solution products stayed flat at $1.3 million for the three months ended June 30, 2012 as compared to the corresponding period of 2011 despite the decrease in net sales from the system solution product.  Gross margin of our system solution products increased to 54.9% for the three months ended June 30, 2012 from 49.5% for the corresponding period in 2011. The increase in the gross margin of our system solution products in the second quarter of 2012 was mainly due to an increase, as a percentage of net sales, in sales of the inertial solution product which generally had a higher gross margin than the wireless sensor network product.

Research and development.    Our research and development expenses decreased by 16.2% to $1.8 million for the three months ended June 30, 2012 from $2.1 million in the corresponding period of 2011.  This decrease was primarily due to a decrease in engineering headcount, the timing difference in the occurrence of the tape-out, testing and material costs related to developing new products in our sensor product business and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products. Research and development expenses, as a percentage of total net sales, decreased to 12.3% for the three months ended June 30, 2012 from 13.7% for the corresponding period of 2011. We expect our research and development expenses will increase for the remainder of 2012 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses decreased by 19.7% to $1.2 million for the three months ended June 30, 2012 from $1.5 million for the corresponding period of 2011. The decrease was primarily due to a reduced commission expense as well as a restructuring of our sales and marketing department in the first quarter of 2012 to focus on more marketing effort in developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 8.5% for the three months ended June 30, 2012 from 10.0% for the corresponding period of 2011.

General and administrative.    Our general and administrative expenses increased by 14.4% to $2.4 million for the three months ended June 30, 2012 from $2.1 million in the corresponding period of 2011.  This increase was primarily due to the addition of corporate quality and IT resources and expanded operations in Wuxi, China. General and administrative expenses, as a percentage of total net sales, increased to 16.6% for the three months ended June 30, 2012 from 13.6% for the corresponding period in 2011.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the three months ended June 30, 2012 decreased to $378,000 from $423,000 in the corresponding period of 2011 due to transfer of certain research and development equipment into manufacturing.

Amortization expense. Amortization expense remained at $0.4 million for the three months ended June 30, 2012 and 2011.

Other income (expense).    Our other expense was $43,000 for the three months ended June 30, 2012 compared to other income of $441,000 in the corresponding period of 2011. The decrease was primarily attributable to a foreign exchange loss of $193,000 in the second quarter of 2012 as compared to a foreign exchange gain of $329,000 in the corresponding period of 2011.

Provision for income taxes.    Our income tax provision was $29,400 for the three months June 30, 2012 compared to an income tax benefit of $3,000 in the corresponding period of 2011. Our income tax provision for the second quarter of 2012 reflected tax provision of $11,700 related to income in Crossbow Japan and tax provision of $17,700 related to income in MEMSIC Semiconductor.

Our income tax benefit was $3,000 for the three months ended June 30, 2011. Our income tax benefit for the second quarter of 2011 reflected a tax benefit of $7,000 related to a change in the deferred tax assets in China and an income tax benefit of $19,000 related to a net loss in Crossbow Japan, offset by a provision of $23,000 related to certain deferred tax liabilities.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales.    Our net sales increased by 21.6% to $34.4 million for the six months ended June 30, 2012 from $28.3 million in the corresponding period of 2011. This increase was primarily attributable to an increase in net sales of our magnetic sensor product to the mobile phone applications and an increase in net sales of our accelerometer product to the digital camera application.

Cost of goods sold.    Our cost of goods sold increased by 15.5% to $21.2 million for the six months ended June 30, 2012 from $18.4 million for the corresponding period in 2011. This increase was primarily due to the increase in the volume of units sold in our sensor products.

Gross profit and gross margin.   Our gross profit increased by 32.8% to $13.2 million for the six months ended June 30, 2012 from $9.9 million in the corresponding period of 2011. Our gross margin percentage increased by approximately 3.2 percentage points to 38.3% for the six months ended June 30, 2012 from 35.1% in the corresponding period of 2011.

Our gross profits and gross margins by reportable segment for the six months ended June 30, 2012 and 2011 are shown in the following table (dollars in thousands):

	Six months ended June 30,
	2012		2011
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$10,467	35.9%	$7,038	30.6%
System solution products	2,734	52.4	2,902	54.3
Total	$13,201	38.3%	$9,940	35.1%

Gross profit from our sensor products increased to $10.5 million for the six months ended June 30, 2012 from $7.0 million for the corresponding period of 2011, primarily due to the decrease, as a percentage of net sales, in sales of our lower margin magnetic sensor product to a major mobile phone manufacturer.  Gross margin of our sensor products also increased to 35.9% for the six months ended June 30, 2012 from 30.6% for the corresponding period of 2011 as a result of our continued effort in cost reduction of our magnetic sensor product through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement as well as the reduction of sales of lower margin margin mobile phone sales as a percentage of total net sales.

Gross profit of our system solution products decreased to $2.7 million for the six months ended June 30, 2012 from $2.9 million for the corresponding period of 2011.  Gross margin of our system solution products decreased to 52.4% for the six months ended June 30, 2012 from 54.3% for the corresponding period in 2011. The decreases in the gross profit and the average gross margin of our system solution products in the first six months of 2012 were mainly due to an increase in sales of a new wireless solution product which had a low gross margin in Japan.

Research and development.    Our research and development expenses decreased by 21.3% to $3.5 million for the six months ended June 30, 2012 from $4.4 million in the corresponding period of 2011.  This decrease was primarily due to a decrease in engineering headcount and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products. Research and development expenses, as a percentage of total net sales, decreased to 10.1% for the six months ended June 30, 2012 from 15.6% for the corresponding period of 2011.

Sales and marketing.    Our sales and marketing expenses decreased by 11.2% to $2.7 million for the first six months of 2012 from $3.0 million for the corresponding period of 2011. The decrease was primarily due to a reduced commission expense as well as a restructuring of our sales and marketing department to focus on more marketing effort in developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.7% for the six months ended June 30, 2012 from 10.6% for the corresponding period of 2011.

General and administrative.    Our general and administrative expenses increased by 16.6% to $4.6 million for the first two quarters of 2012 from $4.0 million in the corresponding period of 2011.  This increase was primarily due to the addition of corporate quality and IT resources and expanded operations in Wuxi, China. General and administrative expenses, as a percentage of total net sales, decreased to 13.5% for the six months ended June 30, 2012 from 14.0% for the corresponding period in 2011.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the six months ended June 30, 2012 increased to $817,000 from $797,000 in the corresponding period of 2011 due to starting the usage of new research and development equipment and occupation of the MTS new building in August 2011.

Amortization expense. Amortization expense remained flat at $0.8 million for the first six months of 2012 and 2011.

Other income.    Our other income was $47,000 for the six months ended June 30, 2012 compared to $0.8 million in the corresponding period of 2011. The decrease was primarily attributable to a foreign exchange loss of $225,000 in the first six months of 2012 as compared to a foreign exchange gain of $519,000 in the corresponding period of 2011.

Provision for income taxes.    Our income tax provision was $98,000 for the six months ended June 30, 2012 compared to an income tax provision of $114,000 in the corresponding period of 2011. Our income tax provision for the first six months of 2012 reflected a tax provision of $81,000 related to income in Crossbow Japan and a provision of $16,000 related to income in MEMSIC Semiconductor.

Our income tax provision for the first six months of 2011 reflected a tax provision of $80,000 related to income in Crossbow Japan and a provision of $45,000 related to certain deferred tax liabilities, offset by a tax benefit of $11,000 related to a change in the deferred tax assets in China.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $26.9 million. In addition, our investments included $34.9 million of short-term investments and $2.6 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our newly established indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of June 30, 2012, $17,930,000 has been withdrawn and $17,430,000 is outstanding.  The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	$2,500,000
June 29, 2015	$13,930,000
$17,430,000

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $1.7 million, which was derived from a net income of $0.8 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $3.3 million, was mainly attributable to depreciation and amortization expense of $2.6 million, stock-based compensation of $0.8 million, offset by a decrease in deferred rent and income tax of $22,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $2.4 million, was primarily the result of a decrease of $4.3 million in accounts payable and accrued expenses and an increase of $0.5 million in other assets, offset by decreases of $1.9 million in accounts receivables due to decreased sales and $0.5 million decrease in inventory.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $29.2 million, primarily consisting of $28.1 million used to purchase short term investments and $1.1 million used for the purchase of property and equipment mainly attributable to expansion of our sensor manufacturing capacity in China.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $0.4 million, consisting $0.5 million repayment of bank loan by MTS and cash dividend of $59,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $0.2 million from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of June 30, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through June 30, 2012, we have applied approximately $10.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $20.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

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

MEMSIC, Inc.

Dated: August 10, 2012	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: August 10, 2012	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer