Form 10-Q
period 2012-09-30
MEMSIC Inc
filed 2012-11-14
CIK 1386198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of November 12, 2012 was 24,199,585.

MEMSIC, Inc.

FORM 10-Q, September 30, 2012

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$25,347,187	$51,914,128
Restricted cash	2,706,830	3,791,189
Short-term investments	33,640,012	6,814,728
Accounts receivable, net of allowance for doubtful accounts of $41,815 and $6,441, respectively, as of September 30, 2012 and December 31, 2011	6,833,143	6,068,904
Inventories	9,775,070	11,459,153
Other current assets	2,751,586	2,050,787
Total current assets	81,053,828	82,098,889

Property and equipment, net	29,488,751	30,998,489
Long-term investments	2,600,000	2,600,000
Goodwill	612,578	606,976
Intangible assets, net	10,133,406	11,091,532
Other assets	141,610	136,633
Total assets	$124,030,173	$127,532,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,332,101	$8,439,605
Accrued expenses	3,199,371	2,630,966
Advance research funding	2,706,830	3,791,189
Current portion of note payable to bank	1,000,000	500,000
Total current liabilities	11,238,302	15,361,760

Note payable to bank, net of current portion	16,430,000	17,430,000
Building liability	8,064,310	8,161,288
Other liabilities	97,105	124,180
Total other liabilities	24,591,415	25,715,468

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 24,199,585 and 23,983,813 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	242	240
Additional paid-in capital	102,556,701	101,266,272
Accumulated other comprehensive income	4,423,913	4,363,930
Accumulated deficit	(19,487,200)	(19,908,135)
MEMSIC, Inc. stockholders' equity	87,493,656	85,722,307
Non-controlling interest related to joint ventures	706,800	732,984
Total stockholders' equity	88,200,456	86,455,291
Total liabilities and stockholders’ equity	$124,030,173	$127,532,519

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$15,188,705	$18,357,300	$49,620,995	$46,684,854
Cost of goods sold	9,878,008	12,155,533	31,108,812	30,543,197
Gross profit	5,310,697	6,201,767	18,512,183	16,141,657

Operating expenses:
Research and development	1,440,336	2,200,240	4,912,696	6,610,213
Sales and marketing	1,276,933	1,881,240	3,937,640	4,875,893
General and administrative	2,332,925	2,397,618	6,968,920	6,374,497
Depreciation	358,277	401,815	1,175,572	1,199,166
Amortization	338,879	403,835	1,148,887	1,212,001
Total operating expenses	5,747,350	7,284,748	18,143,715	20,271,770

Operating (loss) income	(436,653)	(1,082,981)	368,468	(4,130,113)

Other income:
Interest and dividend income	4,378	153,227	237,412	335,082
Foreign exchange gain (loss)	209,628	328,639	(15,825)	848,114
Other, net	19,583	323,587	58,225	406,007
Total other income	233,589	805,453	279,812	1,589,203

(Loss) profit before income taxes	(203,064)	(277,528)	648,280	(2,540,910)
Provision for income taxes	96,462	58,343	194,400	172,653
Net (loss) income	(299,526)	(335,871)	453,880	(2,713,563)

Less: net income attributable to non-controlling interests	18,629	32,895	32,945	91,685
Net (loss) income attributable to MEMSIC, Inc.	$(318,155)	$(368,766)	$420,935	$(2,805,248)

Net (loss) income per common share attributable to MEMSIC, Inc.:
Basic	$(0.01)	$(0.02)	$0.02	$(0.12)
Diluted	$(0.01)	$(0.02)	$0.02	$(0.12)

Weighted average shares outstanding used in calculating net (loss) income per common share:
Basic	24,024,725	23,825,134	23,985,453	23,822,587
Diluted	24,024,725	23,825,134	24,414,565	23,822,587

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(299,526)	$(335,871)	$453,880	$(2,713,563)
Other comprehensive income (loss):
Unrealized gain on investments	1,068	(199,759)	12	(200,570)
Foreign currency translation adjustments	387,628	398,169	59,972	943,809
Comprehensive income (loss)	89,170	(137,461)	513,863	(1,970,324)
Less: income attributable to noncontrolling interest	18,629	32,895	32,945	91,685
Foreign currency translation adjustment	-	-	-	(3,025)
Comprehensive income attributable to noncontrolling interests	18,629	32,895	32,945	88,660
Comprehensive income (loss) attibutable to MEMSIC, Inc.	$70,541	$(170,356)	$480,918	$(2,058,984)

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	MEMSIC, Inc. Stockholders’	Non- controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2011	23,983,813	$240	$101,266,272	$4,363,930	$(19,908,135)	$85,722,307	$732,984	$86,455,291

Net income				-	420,935	420,935	32,945	453,880
Foreign currency translation adjustment				59,972	-	59,972	-	59,972
Unrealized loss on short-term investment				12	-	12	-	12
Comprehensive income				59,983	420,935	480,918	32,945	513,863

Exercise of options to purchase common stock	106,468	1	193,537			193,538		193,538
Issuance of restricted stock award	109,304	1	(7,224)			(7,223)		(7,223)
Stock compensation expense			1,104,116			1,104,116		1,104,116
Dividend paid to Japan non-controlling interest							(59,129)	(59,129)

Balance at September 30, 2012	24,199,585	$242	$102,556,701	$4,423,913	$(19,487,200)	$87,493,656	$706,800	$88,200,456

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$453,880	$(2,713,563)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	2,626,577	2,293,162
Amortization	1,164,783	1,240,241
Stock compensation expense	1,104,116	1,259,202
Deferred rent	(27,075)	42,421
Deferred income taxes	(14,252)	46,483
Changes in operating assets and liabilities:
Restricted cash	1,086,261	(773,318)
Accounts receivable	(765,348)	(3,711,949)
Inventories	1,691,000	(338,568)
Other assets	(814,422)	(104,043)
Advance research funding	(1,086,261)	773,318
Accounts payable and accrued expenses	(3,560,466)	3,212,975
Net cash provided by operating activities	1,858,793	1,226,361

Cash flows from investing activities:
Purchase of short-term investments	(26,825,076)	(1,414,578)
Proceeds from sale of long-term investments	-	200,000
Purchase of property and equipment	(1,089,522)	(2,502,862)
Net cash used in investing activities	(27,914,598)	(3,717,440)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(59,129)	(115,389)
Proceeds from exercise of options to purchase common stock	186,315	55,662
Payment on note payable to bank	(500,000)	-
Net cash used in financing activities	(372,814)	(59,727)

Effect of exchange rate changes on cash and cash equivalents	(138,322)	(616,780)

Net decrease in cash and cash equivalents	(26,566,941)	(3,167,586)
Cash and cash equivalents —beginning of period	51,914,128	55,694,205
Cash and cash equivalents —end of period	$25,347,187	$52,526,619

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

MEMSIC, Inc. maintains its corporate headquarters in Massachusetts. All manufacturing operations are provided by its wholly-owned subsidiary, MEMSIC Semiconductor (Wuxi) Company Limited (MEMSIC Semiconductor) and its indirect wholly owned subsidiary, MEMSIC Transducer Systems Company Limited (MTS), which are located in the People’s Republic of China (PRC).  The Company also has a majority (51%) owned and controlled joint venture, Crossbow Japan Limited (Crossbow Japan) and an indirect majority (67%) owned  and controlled joint venture, MEMSIC Wuxi Wireless Sensor Network Technology Company Limited (Wuxi WSN) in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Advance research funding activities for the nine months ended September 30, 2012 are as follows:

Advanced Research Funding

Balance at January 1, 2012	$3,791,189
Funds received	445,519
Research and development activities	(669,946)
Property and equipment expenditures	(865,421)
Foreign exchange rate impact	5,489
Balance at September 30, 2012	$2,706,830

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At September 30, 2012 and December 31, 2011, the underlying currency for approximately 53.1% and 56.4% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At September 30, 2012 and December 31, 2011, the underlying currency for approximately 1.5% and 1.2% of consolidated assets, respectively, was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC Topic 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only and, therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, which amended ASC Topic 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. Furthermore, regardless of the presentation methodology elected, the issuer will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

3. LONG-TERM INVESTMENTS

Investments held by the Company at September 30, 2012 and December 31, 2011 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have a contractual maturity of greater than 10 years.

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

At September 30, 2012, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at September 30, 2012 was $2.6 million, net of a $0.4 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan in the near term.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, short-term investments, accounts receivable, long-term investments, accounts payable, notes payable, accrued expenses and long-term debt. The carrying amounts of the Company’s financial instruments, which include cash equivalents,  restricted cash, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short-term nature of the instruments.  Long-term investments are measured at fair value on a recurring basis. The Company’s long-term debt consists of a five-year project loan from Agricultural Bank of China and reflects currently available terms and conditions.  Consequently, the carrying value of the Company’s long-term debt approximates fair value.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2012 (in thousands):

	Carrying amount as of September 30, 2012	Quoted prices in active markets available (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique

Cash equivalents	$25,347	$25,347	$-	$-	(A)
Restricted cash	2,707	2,707	-	-	(A)
Short-term investments	33,640	33,640	-	-	(A)
Long-term investments	2,600	-	-	2,600	(B)
Total assets recorded at fair value	$64,294	$61,694	$-	$2,600

The reconciliation of the Company’s long-term investments, consist of auction rate securities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2012	$2,600
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at September 30, 2012	$2,600

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on this investment, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at September 30, 2012 and December 31, 2011.  The Company estimated the fair value of these securities at September 30, 2012 and December 31, 2011 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investment. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years and applied discount rates of 1.72% to 3.61% for the respective period to calculate the discounted fair value. In estimating the fair value of this investment, the Company also considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investment' cost, the length of time the investment have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold the investment until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the third quarter of 2012 did not result in a change to the unrealized impairment loss on record at December 31, 2011.  As of September 30, 2012, the unrealized impairment loss is $400,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

5. INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$4,337,909	$5,106,112
Work in process	3,115,495	3,258,397
Finished goods	2,321,666	3,094,644
Total	$9,775,070	$11,459,153

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition has been allocated to the Company’s system solutions product segment. At September 30, 2012, the Company reported goodwill of $612,578, which includes foreign exchange impact of $5,602 for the first nine months of 2012.

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

As of September 30, 2012, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
September 30, 2012
Patents	$1,407,530	$(351,166)	$1,056,364		15
Know-how	597,035	(491,043)	105,992		5
Trademarks	408,000	(408,000)	-		2
Customer relationships	4,925,579	(1,442,395)	3,483,184	8	-	10
Developed technology	7,555,853	(2,067,987)	5,487,866	8	-	10
	$14,893,997	$(4,760,591)	$10,133,406

Amortization expense expected over the next five years is approximately $1.4 million per year. Amortization expense amounted to $0.3 million and $0.4 million respectively for each of the three months ended September 30, 2012 and 2011.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight line method best approximates the economic pattern of usefulness of those assets.

7.  NOTE PAYABLE TO BANK

On June 30, 2010, MTS, a wholly owned subsidiary of MEMSIC Semiconductor, entered into a five-year project loan agreement with Agricultural Bank of China. The total loan available was $20 million, of which $15 million was used by the Company for the purchase of substantially all the assets acquired from Crossbow Technology, Inc., $3 million was available for working capital purposes and $2 million was available for the purchase of equipment to be used in the manufacture of the Company’s system solution products.

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of September 30, 2012, $17.9 million has been withdrawn, $0.5 million has been repaid and $17.4 million is outstanding.  $2.1 million is available for borrowing. Interest expense of approximately $0.2 million is paid on a quarterly basis and is fully subsidized by the Wuxi government.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	2,500,000
June 29, 2015	13,930,000
$17,430,000

8.  BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4.0 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.0 million was financed by the local Chinese government. In the third quarter of 2012, the Company was notified by the local Chinese government that the Company would be expected to make payments on the building beginning in February 2013. Upon notification, the Company started to accrue a financing charge using the effective interest rate method at an annual rate of 8% on the construction cost of the building based on a 2009 memorandum with the local Chinese government while the Company is renegotiating with the local Chinese government the payment terms of the construction cost of the building. The $8.0 million construction cost of the building is reflected as a long-term liability in the accompanying consolidated financial statements.

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

On August 22, 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”), under which up to 3,000,000 shares of the Company’s common stock may become available for issuance. At the adoption date, 1,526,425 shares were reserved for issuance. The reserved amount increases by 300,000 shares at each of the five anniversaries of the adoption date, for a maximum of 3,000,000 shares issuable under the 2007 Plan.

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

On June 28, 2012, the Company’s shareholders voted to approve an amendment to the Company’s amended and restated 2007 stock incentive plan, including increasing the number of shares of common stock issuable under the 2007 Plan by 1,500,000 shares. The maximum shares issuable under the 2007 Plan thus increased to 4,500,000 shares.

Valuation of Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The key input assumptions used in the Black-Scholes option pricing model include: (i) the risk-free interest rate, which is based on the yield available on U.S. Treasury zero-coupon bonds at the date of grant with maturity dates approximately equal to the expected life at the grant date, (ii) the expected life of the options, which is based on evaluations of historical and expected future employee exercise behavior; (iii) volatility, which is based on the implied volatility of the Company’s common stock, which the Company believes results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility; and (iv) dividend yield of zero, as the Company has not paid dividends in the past and it does not expect to in the foreseeable future. Prior to January 1, 2010, due to limited historical information on the volatility of the Company’s common stock, the Company determined the volatility for options based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The Company utilizes historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

No options were granted during the three months ended September 30, 2012 or 2011. The weighted-average fair value per share of the options granted during the nine months ended September 30, 2012 was $2.23, while the weighted-average fair value per share of the options granted during the nine months ended September 30, 2011 was $1.97, utilizing the following assumptions:

	Nine months ended September 30,
	2012			2011
Volatility	67%	-	71%		64%
Expected dividend yield		0%			0%
Expected life (years)	6.3	-	8.5	5.6	-	5.8
Risk free interest rate	1.15%	-	1.44%	2.20%	-	2.34%
Forfeitures	33%	-	36%	36%	-	37%

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense for stock option grants to consultants in the amount of approximately $1,000 and $0, respectively. At September 30, 2012, total unrecognized stock-based compensation expense for stock options granted to consultants was $7,000.

At September 30, 2012, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was approximately $1.6 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at January 1, 2012	2,338,805	$5.00	6.5	$1,131,474

Granted	615,000	2.23	-	-
Exercised	(106,468)	1.82	-	-
Cancelled	(87,987)	3.69	-	-

Options outstanding at September 30, 2012	2,759,350	$4.54	6.6	$425,710

Options vested at September 30, 2012	1,480,441	$4.63	5.2	$354,160

Available for grant at September 30, 2012	3,698,462

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the three and nine months ended September 30, 2011 were $22,000 and $27,000, respectively. No stock options were exercised during the three months ended September 30, 2012. The total fair value of options vested during the three and nine months ended September 30, 2012 was approximately $107,000 and $493,000, respectively. The total fair value of options vested during the three and nine months ended September 30, 2011 were approximately $498,000 and $687,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSAs”) and RSUs were charged to the following expenses:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Research and development	$85,412	$41,464	$172,281	$226,043
Sales and marketing	54,411	47,917	144,569	135,845
General and administrative	213,291	375,591	787,266	897,314
Total	$353,114	$464,972	$1,104,116	$1,259,202

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three and nine months ended September 30, 2012, the Company recorded compensation expense for RSAs and RSUs in the amount of $193,000 and $537,000 respectively.

As of September 30, 2012, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $135,000 and $1.3 million, respectively. These expenses are expected to be recognized over a weighted average period of 2.5 years for RSAs and 3.2 years for RSUs.

A summary of RSA activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	140,000	$3.41
Awarded	-	-
Vested	(87,500)	3.41
Forfeited	-	-

Nonvested at September 30, 2012	52,500	$3.41

A summary of RSU activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	534,000	$3.12
Awarded	378,500	3.18
Vested	(112,083)	3.15
Forfeited	(131,000)	3.17

Nonvested at September 30, 2012	669,417	$3.13

10. COMMON STOCK

The Company reserved 7,179,729 and 5,699,655 shares at September 30, 2012 and 2011, respectively for issuance upon exercise of options to purchase common stock and upon vesting of RSUs.

11. NET INCOME (LOSS) PER COMMON SHARE

           The calculation of the numerator and denominator for basic and diluted net (loss) income per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income attributable to MEMSIC, Inc.	$(318,155)	$(368,766)	$420,935	$(2,805,248)

Denominator:
Basic weighted average shares	24,024,725	23,825,134	23,985,453	23,822,587
Dilutive effect of common stock equivalents	-	-	429,112	-
Diluted weighted average shares	24,024,725	23,825,134	24,414,565	23,822,587

Net (loss) income per common share to MEMSIC, Inc.
Basic	$(0.01)	$(0.02)	$0.02	$(0.12)
Diluted	$(0.01)	$(0.02)	$0.02	$(0.12)

During the nine months ended September 30, 2012 and 2011, the Company had 2.4 million and 1.8 million, respectively, potential common shares in the form of stock options and RSUs which were not included in the computation of net income (loss) per diluted share because these stock options and RSUs would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Mobile phone	$5,243,315	$9,737,128	$22,880,109	$21,889,987
Consumer	3,487,296	1,991,405	7,306,208	4,623,725
Automotive	3,945,869	3,766,068	11,015,781	11,066,547
Industrial/other	2,512,224	2,862,699	8,418,896	9,104,595
Total	$15,188,704	$18,357,300	$49,620,994	$46,684,854

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Sensor products	$13,145,153	$15,935,106	$42,357,351	$38,913,454
System solution products	2,043,551	2,422,193	7,263,643	7,771,400
Total	$15,188,704	$18,357,300	$49,620,994	$46,684,854

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross Profit
Sensor products	$4,466,788	$4,919,964	$14,934,062	$11,957,813
System solution products	843,908	1,281,803	3,578,120	4,183,844
Total	$5,310,696	$6,201,767	$18,512,182	$16,141,657

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asia (excluding Japan)	$7,329,818	$10,513,338	$27,161,665	$25,430,554
Europe	708,595	897,630	2,690,563	2,581,518
Japan	3,577,585	2,441,347	8,663,818	5,668,284
North America	3,508,244	4,459,558	11,000,030	12,795,129
Other	64,462	45,427	104,918	209,369
Total	$15,188,704	$18,357,300	$49,620,994	$46,684,854

Total Assets by geographical region

Total assets by geographical region are as follows:

	September 30, 2012	December 31, 2011

United States	$56,220,165	$54,144,187
China	65,910,907	71,877,989
Japan	1,899,101	1,510,343
Total	$124,030,173	$127,532,519

Total long-lived assets by geographical region are as follows:

	September 30, 2012	December 31, 2011

United States	$590,468	$830,826
China	28,897,811	30,166,756
Japan	472	907
Total	$29,488,751	$30,998,489

13. CONTINGENCIES

On September 11, 2011, Trilogy Marketing, Inc. (Trilogy) commenced an action in the United States District Court for the Eastern District of Michigan, in which it alleges that MEMSIC has failed to pay sales representative commissions to Trilogy. The Company has not concluded that a loss of any magnitude in this matter is probable, and is unable to estimate the range of potential loss, if any, that might arise from this matter.

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after September 30, 2012 through the date of filing of the Quarterly Report on Form 10-Q in which these financial statements are included, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Overview

We provide advanced semiconductor sensor and system solutions based on integrated micro-electromechanical systems, or MEMS, technology and mixed signal circuit design. We operate and manage our business in two reporting segments. We develop, design, manufacture and market:

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

We manufacture our wireless system solution products and partial inertial system solution products by outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA certified products, are manufactured by Crossbow Technology under a manufacturing agreement that expires on December 31, 2012.

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

Our revenue has been derived from shipments of our sensor products and system solution products. The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices of our sensor products have tended to decline due to the following factors, among others:

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

•
we may also elect to reduce our product prices as we are able to improve our manufacturing efficiency or to reduce our manufacturing costs. We may also reduce prices in order to increase market adoption of our products in certain markets;

•
changes in our product mix may affect the average selling prices of our products. For example, our products for consumer and mobile phone markets generally have lower average selling prices than products for the automotive market; and

•	we may grant discounts to our large customers or OEM and ODM customers for high volume purchases.

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

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$13,145	86.5%	$15,935	86.8%	$42,357	85.4%	$38,913	83.4%
System solution products	2,044	13.5	2,422	13.2	7,264	14.6	7,771	16.6
Total	$15,189	100.0%	$18,357	100.0%	$49,621	100.0%	$46,684	100.0%

Net Sales by Application

In the first nine months of 2012, net sales from mobile phone applications were the largest component of our total sales, representing 46.1% of total net sales, compared with 46.9% of total net sales for the corresponding period in 2011.  The percentage decrease was due to higher total sales in 2012. For the three months ended September 30, 2012, net sales from mobile phone applications decreased to 34.5% from 53.0% of our total net sales in the corresponding period in 2011. Our forecasted sales to one of our major mobile phone manufacturer are expected to continue to decrease due to the decline of the average sales price and the winding down in sales volume of the phone models that our sensor are designed into. However, we expect mobile phone applications will continue to be the largest component of our total sales for the remainder of 2012 as we are gaining new design wins at other mobile phone customers.

Net sales from automotive applications were the second largest component of our total sales, representing 22.2% of total net sales, compared with 23.7% of total net sales for the corresponding period in 2011. The percentage decrease was mainly due to higher total sales in 2012. To increase sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications, representing 17.0% of total net sales, decreased in the first nine months of 2012 compared to the corresponding period of 2011 due to the slow transition to the upgraded new products. We expect net sales from industrial and other applications to stay flat for the remainder of 2012 while we work toward expanding these markets with new and upgraded products.

Net sales from consumer applications increased in the first nine months of 2012 to $7.3 million, or 14.7% of total net sales, compared to $4.6 million, or 9.9% of total net sales in the corresponding period of 2011. This increase was primarily due to an increase in sales of our accelerometer product in a digital camera application in the Japan market as well as the selection of our magnetic product for use in a tablet PC at one major software company. We expect sales from consumer applications will increase for the remainder of 2012.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$5,243	34.5%	$9,737	53.0%	$22,880	46.1%	$21,890	46.9%
Consumer	3,487	23.0	1,991	10.9	7,306	14.7	4,623	9.9
Automotive	3,946	26.0	3,766	20.5	11,016	22.2	11,067	23.7
Industrial/other	2,512	16.5	2,863	15.6	8,419	17.0	9,105	19.5
Total	$15,188	100.0%	$18,357	100.0%	$49,621	100.0%	$46,685	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have three customers representing 10% or more of our net sales, which accounted in the aggregate for approximately 59.7% of our net sales in the third quarter of 2012, compared with two customers representing 56.7% in the corresponding period of 2011.

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

Net Sales by Geography

Our products are shipped to OEM and ODM customers worldwide. However, we focus on different application markets among geographical regions. In Asia (excluding Japan), our revenue is primarily derived from products for mobile phone applications. We are also seeking to expand the consumer and industrial applications markets in that region. In Japan, our revenue has primarily been derived from products for consumer applications, particularly projectors and digital cameras. We are also seeking to penetrate the automotive market in Japan. In North America, our revenue has primarily been derived from products for automotive applications. In Europe, our revenue has primarily been derived from industrial applications.

The following table sets forth our net sales by geographical region for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$7,330	48.3%	$10,513	57.3%	$27,162	54.7%	$25,431	54.5%
Europe	709	4.7	898	4.9	2,691	5.4	2,582	5.5
Japan	3,578	23.5	2,441	13.3	8,664	17.5	5,668	12.1
North America	3,508	23.1	4,460	24.3	11,000	22.2	12,795	27.4
Other	63	0.4	45	0.2	104	0.2	209	0.5
Total	$15,188	100.0%	$18,357	100.0%	$49,621	100.0%	$46,685	100.0%

The increase in net sales to Japan in 2012 is mainly attributable to increased accelerometer sales from a digital camera application.

Cost of Goods Sold

We are a semi-fabless company. For our sensor products, we outsource wafer production to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers.

Our wireless system solution products and part of the inertial system solution products are manufactured by MTS, our indirect subsidiary in Wuxi, China through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. We have extended the manufacturing agreement with Crossbow Technology to provide for support of manufacturing certain non-FAA certified products and all of the FAA certified products until December 31, 2012.

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

Gross Profit and Gross Margin

Our gross profit and gross margin from our sensor products have historically declined over time, due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone and consumer applications have historically had lower margins than our products for automotive and industrial applications. We have continuously worked to stabilize and improve our gross margin through engineering redesign of our sensor products and by seeking to improve the manufacturing process to increase manufacturing efficiency. More recently, our gross margin in the first nine months of 2012 improved to 37.3% from 34.6% in the corresponding period of 2011, as a result of our cost reduction effort and the decrease of our net sales to mobile phone application as a percentage of total sales. Notwithstanding the relatively lower margin in the mobile phone application market, we will seek to increase our market share in that market by introducing improved low cost sensor products because of the significant potential for further revenue growth in the mobile phone application market.

The gross margin from systems solution products has benefited from the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. However, the gross margins from systems solution products also fluctuate based on the mix of product sales. Gross margins from wireless sensor network products are generally lower than those of inertial products. In the first nine months of 2012, the gross margin from system solution products decreased to 49.3% from 53.8% in the corresponding period of 2011, mainly due to an increase in sales of lower margin wireless sensor network products as a percentage of our total sensor solution product sales.

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

Our general and administrative expenses increased in the first nine months of 2012 due to added corporate quality and IT resources and expanded operations in Wuxi China. We expect that our general and administrative expenses will remain flat at the current level.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34.0% and 8.25%, respectively. At December 31, 2011, we had gross U.S. net operating loss carryforwards of $8.7 million, which expire in various amounts beginning in 2028. Included within this amount is approximately $289,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. Our operating losses may be subject to limitations under provisions of the Internal Revenue Code.

PRC tax

Our PRC taxes primarily consist of enterprise income tax, value-added tax, and certain other miscellaneous taxes.

Enterprise Income Tax

Under the “Enterprise Income Tax Law” of China, which took effect on January 1, 2008 , Foreign Invested Enterprises (FIEs) and domestic companies are subject to a uniform tax rate of 25%. In addition, preferential tax treatment would continue to be given to companies (FIEs or domestic) in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government”. The company needs to meet certain qualification requirements to be eligible for this preferential tax treatment. The qualification will be reviewed every three years.

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

The new tax law and its implementing rules provide that dividends paid by a PRC entity to a non-resident enterprise for tax purposes is subject to PRC withholding tax at a rate of 10% subject to reduction by an applicable tax treaty with the PRC. We expect that a 10% withholding tax will apply to dividends paid to us by our Wuxi subsidiary, but this treatment will depend on our status as a non-resident enterprise of China. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors -Risks Related to Doing Business in China - We may be treated as a resident enterprise for PRC tax purposes under the Enterprise Income Tax Law effective as of January 1, 2008, which may subject us to PRC income tax for any dividends we pay to our non-PRC stockholders”.

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

	For the three months ended September 30,					For the nine months ended September 30,
	2012		2011			2012		2011
	Amount	% of net sales	Amount	% of net sales		Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)					(dollar amounts in thousands)
Net sales	$15,189	100.0%	$18,357	100.0%		$49,621	100.0%	$46,685	100.0%
Cost of goods sold	9,878	65.0	12,156	66.2		31,109	62.7	30,543	65.4
Gross profit	5,311	35.0	6,201	33.8		18,512	37.3	16,142	34.6

Operating expenses:
Research and development	1,440	9.5	2,200	12.0		4,913	9.9	6,610	14.2
Sales and marketing	1,277	8.4	1,881	10.2		3,938	7.9	4,876	10.4
General and administrative	2,333	15.4	2,397	13.1		6,969	14.0	6,374	13.6
Depreciation	358	2.4	402	2.2		1,176	2.4	1,199	2.6
Amortization	339	2.2	404	2.2		1,149	2.3	1,212	2.6
Total operating expenses	5,747	37.9	7,284	39.7		18,145	36.5	20,271	43.4

Operating (loss) income	(436)	(2.9)	(1,083)	(5.9)		367	0.8	(4,129)	(8.8)

Other income:
Interest and dividend income	4	0.0	153	0.8		238	0.5	335	0.7
Foreign exchange gain	210	1.4	329	1.8		(16)	(0.0)	848	1.8
Other, net	19	0.1	323	1.8		58	0.1	406	0.9
Total other income	233	1.5	805	4.4		280	0.6	1,589	3.4

(Loss) income before income taxes	(203)	(1.4)	(278)	(1.5)		647	1.4	(2,540)	(5.4)
Provision for income taxes	96	0.6	58	0.3		194	0.3	173	0.4
Net (loss) income	(299)	(2.0)	(336)	(1.8)		453	1.0	(2,713)	(5.8)

Less: net income attributable to noncontrolling interests	19	0.1	33	0.2		33	0.1	92	0.2
Net (loss) income attributable to MEMSIC, Inc.	$(318)	(2.1)%	$(369)	(2.0	) %	$420	1.0%	$(2,805)	(6.0	) %

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Net sales.    Our net sales decreased by 17.3% to $15.2 million for the three months ended September 30, 2012 from $18.4 million in the corresponding period of 2011. This decrease was primarily due to a decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose market sales of the smart phone models in which our sensor is included have declined.

Cost of goods sold.    Our cost of goods sold decreased by 18.7% to $9.9 million for the three months ended September 30, 2012 from $12.2 million for the corresponding period of 2011. This decrease was primarily due to the decrease in the volume of units sold in our magnetic sensor products.

Gross profit and gross margin.   Our gross profit decreased by 14.4% to $5.3 million for the three months ended September 30, 2012 from $6.2 million in the corresponding period of 2011. Our gross margin percentage increased by approximately 1.2 percentage points to 35.0% for the three months ended September 30, 2012 from 33.8% in the corresponding period of 2011, due to the decrease of our net sales to lower-margin mobile phone application as a percentage of total sales and our cost reduction efforts.

Our gross profit and gross margin by reportable segment are shown in the following table (dollars in thousands):

	Three months ended September 30,
	2012		2011
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$4,467	34.0%	$4,920	30.9%
System solution products	844	41.3	1,281	52.9
Total	$5,311	35.0%	$6,201	33.8%

Gross profit from our sensor products decreased to $4.5 million for the three months ended September 30, 2012 from $4.9 million for the corresponding period of 2011 as a result of decreased sales volume from our magnetic sensor product.  Gross margin of our sensor products increased to 34.0% for the three months ended September 30, 2012 from 30.9% for the corresponding period of 2011 as a result of the decrease of our net sales to lower margin mobile phone application as a percentage of total sales as well as our cost reduction efforts through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement.

Gross profit of our system solution products decreased to approximately $0.8 million for the three months ended September 30, 2012 as compared to $1.3 million in the corresponding period of 2011, due to the decrease in net sales from the system solution products.  Gross margin of our system solution products also decreased to 41.3% for the three months ended September 30, 2012 from 52.9% for the corresponding period in 2011. The decreases in the gross profit and the gross margin of our system solution products in the third quarter of 2012 were mainly due to a decrease in sales of the inertial solution products which generally has a higher gross margin than the wireless sensor network products.

Research and development.    Our research and development expenses decreased by 34.5% to $1.4 million for the three months ended September 30, 2012 from $2.2 million in the corresponding period of 2011.  This decrease was primarily due to the application of government funding to certain research projects as well as a decrease in engineering headcounts, the timing difference in the occurrence of the tape-out, testing and material costs related to developing new products in our sensor product business and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products. Research and development expenses, as a percentage of total net sales, decreased to 9.5% for the three months ended September 30, 2012 from 12.0% for the corresponding period of 2011. We expect our research and development expenses will increase for the remainder of 2012 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses decreased by 32.1% to $1.3 million for the three months ended September 30, 2012 from $1.9 million for the corresponding period of 2011. The decrease was primarily due to a reduced commission expense as a result of lower sales to the major mobile phone manufacturer as well as a restructuring of our sales and marketing department in the first quarter of 2012 to focus on more marketing effort in developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 8.4% for the three months ended September 30, 2012 from 10.2% for the corresponding period of 2011.

General and administrative.    Our general and administrative expenses decreased by 2.7% to $2.3 million for the three months ended September 30, 2012 from $2.4 million in the corresponding period of 2011.  This decrease was primarily due to expense control. General and administrative expenses, as a percentage of total net sales, increased to 15.4% for the three months ended September 30, 2012 from 13.1% for the corresponding period in 2011 due to lower total sales in the third quarter of 2012.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the three months ended September 30, 2012 decreased to $358,000 from $402,000 in the corresponding period of 2011 due to transfer of certain research and development equipment into manufacturing.

Amortization expense. Amortization expense was at $0.3 million for the three months ended September 30, 2012, compared to $0.4 million in the corresponding period of 2011. The slight decrease was mainly due to foreign exchange rate impact.

Other income.    Our other income was $233,000 for the three months ended September 30, 2012 compared to $805,000 in the corresponding period of 2011. The decrease was primarily attributable to lower interest income, lower foreign exchange gain and an accrued interest expense of $116,000 booked in the third quarter of 2012 related to construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.    Our income tax provision was $96,000 for the three months September 30, 2012 compared to an income tax provision of $58,000 in the corresponding period of 2011. Our income tax provision for the third quarter of 2012 reflected a tax provision of $71,000 related to income in Crossbow Japan and a tax provision of $36,000 related to income in MEMSIC Semiconductor, offset by a tax benefit of $11,000 related to certain deferred tax assets in China.

Our income tax provision was $58,000 for the three months ended September 30, 2011. Our income tax provision for the third quarter of 2011 reflected a tax provision of $45,000 related to income in Crossbow Japan and a provision of $23,000 related to certain deferred tax liabilities, offset by a tax benefit of $9,000 related to a change in the deferred tax assets in China.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales.    Our net sales increased by 6.3% to $49.6 million for the nine months ended September 30, 2012 from $46.7 million in the corresponding period of 2011. This increase was primarily attributable to an increase in net sales of our magnetic sensor product to the mobile phone applications and an increase in net sales of our accelerometer product to the digital camera application.

Cost of goods sold.    Our cost of goods sold increased by 1.9% to $31.1 million for the nine months ended September 30, 2012 from $30.5 million for the corresponding period in 2011. This increase was primarily due to the increase in the volume of units sold in our sensor products.

Gross profit and gross margin.   Our gross profit increased by 14.7% to $18.5 million for the nine months ended September 30, 2012 from $16.1 million in the corresponding period of 2011. Our gross margin percentage increased by approximately 2.7 percentage points to 37.3% for the nine months ended September 30, 2012 from 34.6% in the corresponding period of 2011.

Our gross profits and gross margins by reportable segment for the nine months ended September 30, 2012 and 2011 are shown in the following table (dollars in thousands):

	Nine months ended September 30,
	2012		2011
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$14,934	35.3%	$11,958	30.7%
System solution products	3,578	49.3	4,184	53.8
Total	$18,512	37.3%	$16,142	34.6%

Gross profit from our sensor products increased to $14.9 million for the nine months ended September 30, 2012 from $12.0 million for the corresponding period of 2011, primarily due to increased sales volume from our sensor product to mobile phone and digital camera applications.  Gross margin of our sensor products also increased to 35.3% for the nine months ended September 30, 2012 from 30.7% for the corresponding period of 2011 as a result of our continued effort in cost reduction of our magnetic sensor product through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement as well as the reduction in sales of lower margin mobile phone sales as a percentage of total net sales.

Gross profit of our system solution products decreased to $3.6 million for the nine months ended September 30, 2012 from $4.2 million for the corresponding period of 2011.  Gross margin of our system solution products decreased to 49.3% for the nine months ended September 30, 2012 from 53.8% for the corresponding period in 2011. The decrease in the gross profit and the gross margin of our system solution products in the first nine months of 2012 were mainly due to an increase in sales of a new wireless solution product which had a low gross margin in Japan and a decrease in sales of inertial product due to product transition.

Research and development.    Our research and development expenses decreased by 25.7% to $4.9 million for the nine months ended September 30, 2012 from $6.6 million in the corresponding period of 2011.  This decrease was primarily due to a decrease in engineering headcount and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products as well as an application of government funding to certain research project expenses. Research and development expenses, as a percentage of total net sales, decreased to 9.9% for the nine months ended September 30, 2012 from 14.2% for the corresponding period of 2011.

Sales and marketing.    Our sales and marketing expenses decreased by 19.2% to $3.9 million for the first nine months of 2012 from $4.9 million for the corresponding period of 2011. The decrease was primarily due to a reduced commission expense related to lower sales to one major mobile phone manufacturer as well as a restructuring of our sales and marketing department to focus more marketing effort on developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 7.9% for the nine months ended September 30, 2012 from 10.4% for the corresponding period of 2011.

General and administrative.    Our general and administrative expenses increased by 9.3% to $7.0 million for the first three quarters of 2012 from $6.4 million in the corresponding period of 2011.  This increase was primarily due to the addition of corporate quality and IT resources and expanded operations in Wuxi, China. General and administrative expenses, as a percentage of total net sales, increased to 14.0% for the nine months ended September 30, 2012 from 13.6% for the corresponding period in 2011.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the nine months ended September 30, 2012 was approximately $1.2 million, the same as in the corresponding period of 2011.

Amortization expense. Amortization expense was $1.1 million for the first nine months of 2012, slightly lower than the $1.2 million in the corresponding period of 2011 due to foreign exchange rate impact.

Other income.    Our other income was $280,000 for the nine months ended September 30, 2012 compared to $1.6 million in the corresponding period of 2011. The decrease was primarily attributable to a foreign exchange loss of $16,000 in the first nine months of 2012, compared to a foreign exchange gain of $848,000 in the corresponding period of 2011, as well as an accrued interest expense of $116,000 booked in the third quarter of 2012 related to construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.    Our income tax provision was $194,000 for the nine months ended September 30, 2012 compared to an income tax provision of $173,000 in the corresponding period of 2011. Our income tax provision for the first nine months of 2012 reflected a tax provision of $152,000 related to income in Crossbow Japan and a provision of $55,000 related to income in MEMSIC Semiconductor, offset by a tax benefit of $13,000 related to a change in the deferred tax assets in China.

Our income tax provision was $173,000 for the nine months ended September 30, 2011. Our income tax provision for the first nine months of 2011 reflected a tax provision of $125,000 related to income in Crossbow Japan and a provision of $68,000 related to certain deferred tax liabilities, offset by a tax benefit of $20,000 related to a change in the deferred tax assets in China.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $28.1 million. In addition, our investments included $33.6 million of short-term investments and $2.6 million of auction rate securities that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million was available for working capital purposes and $2 million was available for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of September 30, 2012, $17,930,000 has been withdrawn, $500,000 has been repaid and $17,430,000 is outstanding.  The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	2,500,000
June 29, 2015	13,930,000
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $1.9 million, which was derived from net income of $0.5 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $4.9 million, was mainly attributable to depreciation and amortization expense of $3.8 million, stock compensation expense of $1.1 million, offset by a decrease in deferred rent and income tax of $41,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $3.4 million, was primarily the result of a decrease of $3.6 million in accounts payable and accrued expenses, an increase of $0.8 million in accounts receivables and an increase of $0.8 million in other assets, offset by decreases of $1.7 million in inventory.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $27.9 million, primarily consisting of $26.8 million that related to net purchases of short term investments and $1.1 million used for the purchase of property and equipment, mainly attributable to expansion of our sensor manufacturing capacity in China.

Net cash used in investing activities for the nine months ended September 30, 2011 was $3.7 million, primarily consisting of $2.5 million used for the purchase of property and equipment, mainly attributable to expansion of our sensor manufacturing capacity in China and $1.4 million used to purchase short term investments offset by proceeds of $0.2 million from a partial redemption of our auction rate securities.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $0.4 million, consisting $0.5 million repayment of bank loan by MTS and cash dividend of $59,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $0.2 million from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of September 30, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 11, 2011, Trilogy Marketing, Inc. (Trilogy) commenced an action in the United States District Court for the Eastern District of Michigan, in which it alleges that MEMSIC has failed to pay sales representative commissions to Trilogy. We have not concluded that a loss of any magnitude in this matter is probable, and are unable to estimate the range of potential loss, if any, that might arise from this matter.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through September 30, 2012, we have applied approximately $10.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $20.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

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
101.***
The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Operations; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
		X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011;  (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Unaudited Consolidated Financial Statements.

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

MEMSIC, Inc.

Dated: November 14, 2012	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: November 14, 2012	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer