Form 10-K
period 2012-12-31
MEMSIC Inc
filed 2013-03-22
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $30,724,931.

On March 19, 2013, 24,236,386 shares of our common stock were outstanding.

Documents Incorporated by Reference

         Portions of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MEMSIC, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.    Business

We provide advanced semiconductor sensor and system solutions based on integrated micro electro-mechanical systems, or MEMS, technology and mixed signal circuit design. Our revenues have derived primarily from the sale of sensor products, principally accelerometers and magnetic sensors. During 2012, we continued to make progress in our business plan to transform ourselves into a multiple-product company serving diverse markets.

Sensor products.

Our sensors are used primarily for motion and direction sensing applications. We combine proprietary thermal-based MEMS technology and advanced analog mixed signal processing circuitry design into a single chip using a standard complementary metal-oxide semiconductor, or CMOS, process.  We believe that this approach allows us to provide sensor solutions at a lower cost, with higher performance and greater functionality than our competitors. In addition, our technology platform allows us to easily integrate additional functions or create new sensors to expand into new applications.  We expect that as MEMS technology advances, it will enable electronic systems to become smaller, faster, more energy-efficient and less expensive, and that the market for MEMS sensors will continue to expand as functions and products enabled by MEMS sensor solutions achieve broader penetration in the mobile phone, consumer, automotive, aerospace, medical and industrial markets.

Our accelerometer products are used to measure tilt, shock, vibration and acceleration, and have a wide range of applications such as mobile phones, automotive safety systems, cameras and video projectors.  Any product that requires the control or measurement of motion is a potential application for accelerometers. For example, in mobile phones, accelerometers enable a variety of value-added functions such as image orientation, gaming control and text scrolling.

In automotive applications, accelerometers are deployed in airbag, electronic stability control, rollover protection, and navigation systems. Our largest automotive customer is Autoliv, Inc., a leading European automotive safety systems supplier, which uses our accelerometers in its rollover protection and vehicle stability control systems.

In consumer applications, accelerometers are used in image projectors, cameras, global positioning systems, video gaming systems and interactive toys. We are among the leading providers of accelerometers for image projectors, supplying to several Japanese original equipment manufacturers (“OEMs”).

Industrial and medical applications include inclination sensing, earthquake detection and cardiac pacemakers.

We also provide MEMS-based magnetic sensors that bring enhanced digital compass capabilities for mobile applications such as cell phones, tablet personal computers (“PCs”) and personal navigation devices. Our anisotropic magneto resistance (“AMR”) based magnetic sensor is well suited for discrete and integrated mobile solutions due to its high accuracy, good sensitivity across temperature and low power consumption. As the adoption of GPS-enabled smart phones is accelerating worldwide, we have benefited from this trend through sales of our magnetic sensors to a major manufacturer of smart phones. At the same time, we are working on developing new magnetic sensor applications to be used in automotive and industrial markets.

We will continue to capitalize on our proprietary MEMS technology to develop new types of sensors that will broaden our market opportunities.  Our introduction of a MEMS-based flow sensor product for use in industrial applications such as gas-flow meters is an example of an extension of our thermal accelerometer product.

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

We manufacture our accelerometer products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to leverage mature semiconductor infrastructure and standard wafer fabrication processes and, in turn, more efficiently manage our capital expenditures. Moreover, we believe that retaining the key MEMS manufacturing process in-house enables us to protect and retain control over our key proprietary technology more effectively and to create a higher barrier to entry.

We manufacture our magnetic sensor products through utilizing sensor wafers that we produce from both internal and external fabrication facilities, or fabs, and outsourcing the packaging process and completing the testing process in-house. By maintaining our own magnetic sensor fab, we can mitigate the risk of shortage of wafer supplies in case the volume of our requirements for magnetic sensors increases rapidly.

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA-certified products, have been manufactured by Crossbow Technology under a manufacturing agreement that expired on December 31, 2012. We are evaluating other FAA-certified vendors to carry on the manufacturing of our FAA-certified products in the future.

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

Comprehensive system solutions offering.    Our sensor solutions involve the development of a fully-integrated sensor system on a chip, together with the reference designs, algorithms, source code and, in some cases, the application content to facilitate rapid commercial introduction. For example, our line of magnetic sensors incorporates our Intelligent Heading Correction algorithms, which automatically calibrate the device and compensate for extraneous magnetic interference, providing high accuracy and promoting ease of use. Our Crossbow acquisition has enhanced our capabilities in designing and developing integrated “smart sensing” solutions. Integrated solutions such as this enable our customers to shorten their product development cycle and allow for rapid adoption of our products in new applications.

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

Efficient semi-fabless manufacturing model creating higher entry barrier.    The semi-fabless model that we utilize for our accelerometer sensors reduces capital expenditures while retaining manufacturing control over key MEMS-based process steps. We outsource the production of standard CMOS wafers, which we consider to be a commodity, to our foundry service provider, and perform in-house the proprietary post-CMOS MEMS process of building MEMS on top of the standard CMOS wafer. We believe that by performing proprietary manufacturing processes in-house, we create a higher barrier to entry.

Strong technology-driven management team.    Our management team has extensive experience in the MEMS and integrated circuit design industry. Our founder and CEO, Dr. Yang Zhao, has been dedicated to the research and development of MEMS sensors since the early 1990’s while he was a doctoral student at Princeton University, and is named as an inventor on twelve patents we own and six of our pending patent applications in the United States. Furthermore, our management team has successfully guided us through our rapid business expansion while maintaining focus on the development and expansion of our core technological capabilities.

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

Diversify into new sensor and integrated “smart sensing” system products.    We have a strong foundation and the capabilities to diversify into new sensor products, including temperature, pressure, flow sensors and gyroscopes. Emerging applications for sensors frequently lack incumbent competitors, providing an opportunity for a first-mover to define the dominant application technology. We also believe that there is an opportunity in integrated sensor products, which combine multiple sensing devices onto one chip, and “smart sensing” systems that integrate sensors with on-board processors and other elements such as wireless communications and software to provide a complete sensing solution.

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

Engage in selective acquisitions to build new MEMS capabilities.    We intend to evaluate and potentially make acquisitions of technologies and businesses that are complementary to our product portfolio, such as our January 2010 acquisition of business lines from Crossbow and our 2008 acquisition of industrial gas-flow meter technology from MEMStron.  We believe that there is a large market potential for integrated system-on-chip sensor products which incorporate multiple types of sensors. While we develop our technologies in-house, we are also seeking opportunities to acquire or license key technologies from third parties as well. We believe our strong core technology platform and our newly enhanced smart sensing systems design capabilities will also provide us an advantage in integrating the acquired technologies to create a broader range of sensor solutions products in the market.

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

This Annual Report on Form 10-K contains translations of certain RMB and Yen amounts into U.S. dollar amounts at specified rates. Unless otherwise stated, the translations from RMB and Yen to U.S. dollars were made at the buying rate in effect on December 31, 2012 in The City of New York for cable transfers of RMB and Yen as certified for customs purposes by the Federal Reserve Bank of New York, which was RMB6.23 to $1.00 and Yen86.64 to $1.00, respectively. We make no representation that the RMB, Yen or U.S. dollar amounts referred to in this Annual Report on Form 10-K could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. See “Risk Factors—Risks Related to Doing Business in China—Fluctuations in the value of RMB could negatively impact our result of operations” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively” for discussions of the effects of fluctuating exchange rates and currency control on the value of our common stock. On December 31, 2012, the buying rate of RMB was RMB6.23 to $1.00 and the buying rate of Yen was Yen86.64 to $1.00.

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate as a result of a number of factors, many of which are beyond our control. Comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  Additionally, factors such as the acquisition of our sensor solutions business from Crossbow Technology in January 2010, which has a different operating model than our historical sensor business, and the continued intense competitive pressure on prices for our sensor products used in mobile phone applications, make predicting our future performance based on the results of prior periods particularly difficult. For example, after a period of low growth from 2007 to 2010, our net sales in 2011 grew by 76.3%, from $38.7 million in 2010 to $68.2 million, and then declined by 6.4% to $63.8 million in 2012. Our gross margin decreased from 39.6% in 2010 to 35.0% in 2011, but increased to 37.1% in 2012. Our net loss in 2012 was improved to $1.0 million from $6.1 million in 2011 and $7.4 million in 2010. Our quarterly and annual net sales, gross margin and net profit may be significantly different from our historical amounts, and in future periods may fall below expectations.  These and other risks described in this “Risk Factors” section, including the following factors, could cause our quarterly and annual operating results to fluctuate from period to period:

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

In the semiconductor industry, the average selling price of a product typically declines significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce our products’ average selling prices over the life of any particular product in the future. Reductions in our average selling prices to one customer could also impact our average selling prices to other customers. A decline in average selling prices can harm our gross margins. Our financial results will suffer if we are unable to offset reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products that enable us to increase the selling price, increasing our revenues from higher-margin products such as our new sensor solution products or developing new or enhanced products on a timely basis with higher selling prices or gross margins. For example, our gross margins declined from 45.6% in 2009 to 39.6% in 2010 to 35.0% in 2011, primarily as a result of decreasing unit prices in response to competitive pressures in the mobile handset market. However, our gross margin improved to 37.1% in 2012 as we shifted our sales focus to selective customers with less pricing pressure.

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

Our Crossbow acquisition in particular exposed us to new risks that we have not previously faced.

The product lines we acquired from Crossbow are more highly integrated than our existing products, involve different technologies, more complex manufacturing, assembly and test processes and require more technical support than those required by our current product lines. The sales process and customer base for the Crossbow products also differs substantially from those of our current products. Our manufacture and sale of the inertial navigation systems for use in general aviation that we acquired from Crossbow are subject to extensive regulatory requirements, including requirements that we obtain and maintain certifications from the United States Federal Aviation Administration, or FAA. Malfunctions in these inertial navigation systems could expose users to the risk of injury or death, and a product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Prior to 2010, we had no previous experience in designing, manufacturing, selling and supporting products of this type, and there can be no assurance that we will be successful in these endeavors. As of December 31, 2012, based on our updated forecasts, we concluded that the goodwill attributable to the Crossbow acquisition was fully impaired, and we wrote down the remaining value of $0.6 million. We have been substantially reliant for the operation of this business on former Crossbow management, engineering, sales and marketing personnel who have become our employees, and are dependent on Crossbow to manufacture the FAA-certified products for us under the contract we entered into with Crossbow as part of the acquisition. This agreement expired on December 31, 2012, and there can be no assurance we will be able to make acceptable arrangements with another FAA-certified manufacturer to carry on the manufacture of those products  We have experienced unforeseen difficulties in transitioning the manufacture of the acquired products to our own facility in China and have not been able to achieve the product cost improvements that we anticipated for these acquired businesses.  The integration of the lines of business, technologies, personnel and operations we acquired from Crossbow could result in significant diversion of our management’s attention and could also require the incurrence of substantial costs, which could adversely affect our profitability in the near term. Our failure to effectively address these risks, or to successfully integrate the businesses we acquired from Crossbow, or other businesses we may acquire, could have a material adverse effect on our business, our reputation and our results of operations

We may not be able to compete effectively and increase or maintain revenue and market share.

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

Furthermore, a design win is not a binding commitment to purchase our products and may not result in large volume orders of our products. Rather, it is a decision by an OEM or ODM to use our products in the design process of that OEM’s or ODM’s product. OEMs and ODMs can choose at any time to stop using our products in their designs or product development efforts. Moreover, even if our products were chosen to be incorporated into an OEM’s or ODM’s product, our ability to generate significant revenues from that OEM or ODM will depend on the commercial success of their products. Thus, a design win may not necessarily generate significant revenues if our customers’ products are not commercially successful.

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

For 2012, three customers, each of which accounted for 10% or more of our net sales, accounted in the aggregate for 56.3% of our total net sales. For 2011, two OEM customers, each of which accounted for 10% or more of our net sales, accounted in the aggregate for 55.7% of our total net sales.  For 2010, one OEM customer, accounted for more than 10% of our net sales.  If our OEM customers do not experience continued commercial success with their OEM applications incorporating our products or if it or other major customers purchase fewer of our products, defer orders or fail to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. For example, sales to our largest OEM customer delined by 27% in 2012, contributing to our year-over-year decline in revenue, and are expected to decrease further in 2013. In addition, we face credit risks on some of our significant customers that are smaller companies. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our success depends upon our customers’ ability to successfully sell their products.

The success of our products depends, in significant part, on the success of our customers’ products that incorporate our products. Most of our net sales in 2012 and 2011 were attributable to sensor products that were incorporated into products such as mobile phones, projectors and automobile parts. If any of our customers are unsuccessful in their sales, whether due to lack of market acceptance of their products, general industry slowdown, changes in the product supply chain or otherwise, our sales could be adversely affected. We are not certain whether these customers will be able to achieve success in their business or whether they will remain competitive in their business even if initially successful.

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

Furthermore, our principal foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. Many of their customers are larger than we are and may have long-term agreements with the foundry and may receive preferential treatment from them in terms of capacity allocation. Reallocation of capacity by the foundry to its other customers could impair our ability to secure the supply of wafers that we need, which could significantly delay our ability to ship our products, causing a loss of revenue and damage to our customer relationships. In addition, if we underestimate our needs for foundry capacity, our foundries may not have available capacity to meet our immediate needs or we may be required to pay higher costs to fulfill those needs, either of which could materially and adversely affect our business, operating results or financial condition.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and various engineering and other technical personnel. In particular, our founder, Chief Executive Officer and director, Dr. Yang Zhao, was and remains central to the development and advancement of the thermal MEMS technology on which our accelerometer products have been designed and developed. In addition, our engineers and other technical personnel are critical to our future technological and product innovations. We have experienced significant turnover among our senior executive personnel since our initial public offering. If Dr. Zhao or any of our other executive officers were to resign or otherwise leave our employment, we might not be able to replace them easily or at all, and our business could be disrupted and our financial condition and results of operations could be materially and adversely affected. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members. We may incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacement for key personnel. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is very limited. We cannot assure you that we will be able to retain existing, or attract and retain new, qualified personnel, including senior executives and skilled engineers, whom we will need to achieve our strategic objectives. In addition, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. The loss of any of our key personnel or our inability to attract or retain qualified personnel, including engineers and others, could delay the development and introduction of, and would have an adverse effect on our ability to sell, our products as well as our overall business and growth prospects.

If we are unable to effectively manage changes in our rate of growth and address related financial, operational and systems requirements, our business and operating results could be harmed.

Our future growth and expansion require that we expand our operational, engineering and financial systems, procedures and controls and to improve our information technology, accounting and other internal management systems. However, as a result of the recent global economic recession and increasing competition from mobile phone and consumer markets, we have experienced losses since 2009, which have required us to carefully control our costs and expenses in order to minimize the impact of lower gross margins on our results of operations.  To the extent that such measures may have impaired or delayed our new product development activities, they could adversely affect our competitiveness. Additionally, these expense control measures could adversely affect our ability to continue to make necessary improvements to our operational, financial and management information systems. We have experienced significant turnover among our senior executive personnel.  Our expense reduction measures also included headcount reductions, particularly in our sales and marketing and research and development staffs. These changes have to some extent contributed, and may in the future contribute, to the challenge of effectively managing our changing operations.  If we are unable to manage our changing rate of growth effectively, we may not be able to take advantage of market opportunities, execute our business plan or respond to competitive pressures. To successfully manage our business in this rapidly changing environment, we believe we must effectively:

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

We design our accelerometer and non-accelerometer products in-house and rely on a combination of patents, trademarks and employee and third-party nondisclosure agreements to protect our intellectual property. As of December 31, 2012, we owned forty-one patents and had eighteen pending patent applications in the United States, and owned forty-two patents and had twenty-nine pending patent applications and assignments in China. As of that date, we also had five issued patents and nine pending patent applications in Japan, two issued patents and five pending patent applications in Germany, three pending patent applications filed with the European Patent Office and seven pending patent applications filed under the Patent Cooperation Treaty (PCT). Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technology. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. In addition, others may independently develop similar proprietary information and techniques, gain access to our intellectual property rights, disclose such technology or design around our patents. Additionally, we cannot assure you that any patent or registered trademark owned by us will be enforceable or will not be invalidated, circumvented or otherwise challenged in the PRC, the United States or other countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, litigation may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in our intellectual property rights being held invalid or unenforceable. Moreover, foreign intellectual property laws may not protect our intellectual property rights. Enforcement of PRC intellectual property-related laws has historically been ineffective, primarily because of ambiguities in PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Our failure to protect our intellectual property effectively could harm our business, prospects and reputation.

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

We consider Analog Devices to be a significant competitor. If Analog Devices seeks to terminate, limit the scope of, or increase the fees payable with any of our licenses granted or assigned by them, our business, operations, financial condition and results of operation may be materially and adversely affected.

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

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009.  The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the end of 2011, we had furnished and equipped one third of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2011. In 2012, we did not furnish or equip any additional manufacturing space in the new manufacturing building as the existing space was sufficient to support our 2012 sales. We may need to continue to furnishing the remaining manufacturing facility depending upon the rate of growth of the sensor business.

In 2011, we completed another manufacturing facility with 14,000 square meter total space in Wuxi, China to host the manufacturing of our system solution products. The construction site is located on the same property as our June 2010 land purchase. The construction cost of approximately $8.1 million has been financed by the local Chinese government. We are currently negotiating with the local Chinese government concerning the terms of an arrangement under which we would either lease the building for five years with a free rent period or purchase the building at cost from the government within five years.

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

If we are unable to establish or successfully operate additional manufacturing facility, we may be unable to expand our business as planned. If we are unable to carry out our planned expansions, we may not be able to meet customer demand, which could result in lower profitability and a loss in market share.

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

The illiquidity of the auction rate securities we hold could adversely affect our financial condition, and if a further write-down of the value of these securities were to become necessary, it would adversely affect our results of operations

As of December 31, 2012, our investments included $2.5 million (net of $500,000 unrealized temporary impairment loss) of auction rate securities. Auction rate securities are generally long-term fixed income instruments that are expected to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, typically every 7, 28, 35 or 49 days. Due to liquidity issues in global credit and capital markets, the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and the auction rate securities we hold continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity in the near term of these securities. As a result, we have classified the $2.5 million of auction rate securities we held at December 31, 2012 as long-term investments.

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

The PRC government or its local agencies or bureaus provides preferential tax treatment, in the form of reduced tax rates or tax holidays, to certain qualified enterprises. Our wholly-owned subsidiary, MEMSIC Semiconductor, as a PRC high-technology company operating in a designated high-tech development zone, which we refer to as a “PRC high technology company,” benefits from a 15% preferential enterprise income tax rate, compared to a uniform tax rate of 25% that became effective on January 1, 2008, and was exempt from enterprise income tax for two years from 2007, the year in which it first had positive accumulated earnings, and was entitled to a 50% reduction in the enterprise income tax from 2009 to 2011. Our indirectly owned subsidiary MTS is currently subject to the uniform tax rate of 25%.

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

We may rely on dividends paid by our Wuxi subsidiaries for our cash needs, including the funds necessary to pay any dividends or other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our Wuxi subsidiaries are required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its after-tax profits each year, if any, to fund certain reserve funds. These reserve funds are not distributable as cash dividends. As of December 31, 2012, MEMSIC Semiconductor has established a reserve fund of $788,000. If our Wuxi subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their abilities to pay dividends or make other distributions to us. Limitations on the ability of our Wuxi subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our Wuxi subsidiaries, our liquidity, financial condition and ability to make dividend distribution to our stockholders will be materially and adversely affected.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions inside and outside of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a managed band based on market supply and demand and by reference to a basket of certain foreign currencies. This change in policy has resulted in a 25.0% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2012.  While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. In the long term, the RMB may appreciate or depreciate significantly in value against the U.S. dollar, depending on the fluctuation of the basket of currencies against which it is currently valued, or whether it is permitted to enter into a full float.

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

Risks Related to Ownership of Our Securities

The market price for our common stock has been influenced by the recent proposal to acquire our company, and may be volatile.

There has been a history of significant volatility in the market prices of securities of technology companies. Since our initial public offering in December 2007, the market price for our common stock has ranged from a high of $11.00 to a low of $1.28 per share. The price of our common stock has been significantly influenced by the announcement on November 20, 2012 that our Board of Directors had received an unsolicited, non-binding proposal from IDG-Accel China Growth Fund II L.P., for itself and on behalf of its affiliated funds and certain nominees, which we refer to collectively as IDG, to acquire all outstanding shares of common stock of MEMSIC not currently owned by IDG or its affiliates for cash in the amount of $4.00 per share. The Special Committee established by our Board is continuing to evaluate this proposal and all other strategic alternatives, consistent with the Board’s fiduciary duties to act in the best interest of stockholders. We caution MEMSIC stockholders and potential purchasers of MEMSIC common stock that there can be no assurance that any definitive agreement will be executed with IDG or that any transaction will be consummated with IDG or another party. The withdrawal or abandonment of the IDG proposal or failure of any announced transaction with IDG or another party to be timely consummated would likely have a significant and immediate adverse effect on our stock price. The market price of our common stock may continue to be volatile and subject to wide fluctuations, in response to factors including the following:

•	announcements or developments concerning the IDG proposal, or changes in investors’ perceptions concerning the likelihood that a transaction with IDG or another party will be consummated

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in the semiconductor industry;

•	changes in the economic performance or market valuations of other companies in the semiconductors industry;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation;

•	transfer restrictions on our outstanding shares or sales of additional shares; and

•	general economic or political conditions in Asia, particularly China, the United States and Europe.

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

As of March 19, 2013, our executive officers, directors and entities affiliated with them beneficially owned approximately 33.9% of our outstanding shares of common stock.  These included Dr. Yang Zhao, our president and chief executive officer, who beneficially owned 3.6% of our outstanding shares of common stock and Dr. Quan Zhou, who is a Managing Director and General Partner at IDG Capital Partners, whose affiliated funds beneficially own approximately 19.5% of our outstanding shares of common stock.  These stockholders, if acting together, could exert substantial influence over matters such as electing directors and approving material mergers, acquisitions or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. These actions may be taken even if they are opposed by our other stockholders. In cases where their interests are aligned and they vote together, these stockholders will also have the power to prevent or cause a change in control. In addition, these persons could divert business opportunities from us to themselves or others.

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

Although we are a Delaware corporation, our manufacturing subsidiaries and approximately 55.8% of our assets were located outside of the United States as of December 31, 2012. As a result, you may not be able to enforce against us in U.S. courts judgments based on the civil liability provisions of U.S. federal securities laws. It is unclear if original actions of civil liabilities based solely upon U.S. federal securities laws are enforceable in courts outside the United States. It is equally unclear if judgments entered by U.S. courts based on the civil liability provisions of U.S. federal securities laws are enforceable in courts outside the United States. Any enforcement action in a court outside the United States will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Our current manufacturing facility and our new facility are located on a parcel of land of approximately 35,000 square meters in Wuxi, Jiangsu Province of China. We purchased the land use rights to the land in 2003. With the completion of the new research and development and manufacturing buildings in 2009, our current manufacturing facility comprises a production area of approximately 16,300 square meters and an office area of approximately 8,700 square meters. The current facility is responsible for sensor product manufacturing, product engineering, manufacturing engineering, quality assurance, packaging and testing as well as application engineering. We purchased another piece of land of approximately 66,670 square meters in Wuxi in June of 2010 for $4.0 million, which we have used to build a manufacturing facility for our indirect Wuxi subsidiary, MEMSIC Transducer Systems Co. Ltd. (“MTS”).  The building, consisting of 14,000 square meters, was completed and begun usage in the third quarter of 2011.

Item 3.   Legal Proceedings.

On September 11, 2012, Trilogy Marketing, Inc. (Trilogy) commenced an action in the United States District Court for the Eastern District of Michigan, in which it alleges that MEMSIC has failed to pay sales representative commissions to Trilogy. We have not concluded that a loss of any magnitude in this matter is probable, and are unable to estimate the range of potential loss, if any, that might arise from this matter.

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

Item 4 .  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low reported sales prices of our common stock for the periods indicated as reported by the Nasdaq Global Market.

	High	Low
Year ended December 31, 2011

Quarter ended March 31, 2011	$3.70	$3.00
Quarter ended June 30, 2011	$3.70	$2.81
Quarter ended September 30, 2011	$3.44	$2.22
Quarter ended December 31, 2011	$3.26	$2.16

Year ended December 31, 2012

Quarter ended March 31, 2012	$5.20	$2.46
Quarter ended June 30, 2012	$4.62	$2.08
Quarter ended September 30, 2012	$2.57	$1.55
Quarter ended December 31, 2012	$3.34	$1.63

On March 19, 2013, the last reported sale price on the Nasdaq Global Market for our common stock was $2.62 per share. On March 19, 2013, there were approximately 21 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through December 31, 2012, we have applied approximately $10.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction and furnishing of two new buildings adjacent to that facility, $4.0 million to the purchase of a piece of land for the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $20.3 million of the net proceeds from our initial public offering in money market funds, bank certificates of deposit and auction rate securities, pending other uses.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not applicable.

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

In making operating decisions, our chief executive officer, who is the chief operating decision maker, considers the gross profit results of the sensor product segment and the system solution product segment separately, but utilizes enterprise-wide operating expense and earning results.

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

Our system solution products initially consisted primarily of the product lines we acquired from Crossbow Technology in January 2010, including the non-military portion of Crossbow’s inertial navigation systems business and its wireless sensor network Mote and eKo environmental monitoring business

We manufacture our accelerometer products utilizing a “semi-fabless” model by outsourcing the production of CMOS wafers and completing the post-CMOS MEMS process in-house. By outsourcing the standard CMOS manufacturing process, we are able to more efficiently manage our capital expenditures and cost of goods sold.

We manufacture our magnetic sensor products through utilizing sensor wafers from both internal and external fabs, outsourcing the packaging process and completing the testing process in-house. Currently there are limited reliable AMR magnetic sensor suppliers in the world. We believe we need an internal fab to ensure a reliable supply of the magnetic sensor.

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA-certified products, have been manufactured by Crossbow Technology under a manufacturing agreement that expired on December 31, 2012. We are evaluating other FAA certified vendors to carry on the manufacturing of our FAA-certified products in the future.

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

Historically, our revenue has been derived primarily from shipments of our sensor products. Following our Crossbow acquisition in January 2010, net sales of system solution products increased as a percentage of our net sales, and accounted for 14.6% of our net sales in 2012.  The primary factors that affect our revenue are the sales volumes and average selling prices of our products. Growth in our net sales has generally been attributable to the increase in the unit volumes of our products, as the average selling prices, particularly of our sensor products have tended to decline due to the following factors, among others:

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

	For the year ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales

Sensor products	$54,491	85.4%	$57,877	84.9%
System solution products	9,320	14.6	10,276	15.1
Total	$63,811	100.0%	$68,153	100.0%

Net Sales by Application

In 2012, net sales from mobile phone applications remained the largest component of our total sales, representing 45.6% of total net sales in 2012, compared to 51.9% in 2011.  The percentage decrease was primarily due to the decline of the average sales price and the winding down in sales volume of the phone models at a major mobile phone manufacturer that utilized our magnetic sensors.

  Net sales from automotive applications represented 21.4% of total net sales in 2012, compared to 21.1% in 2011. We have one major automotive customer which incorporates our accelerometer sensor product into vehicle rollover and electronic stability control applications. To increase net sales from the automotive market, we will continue to seek to have our sensors designed into new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

In 2012, net sales from industrial and other applications represented 17.0% of total net sales, down from 17.3% of total net sales in 2011.  The decrease was primarily due to the slow transition to the upgraded new products. We expect sales from industrial and other applications to be flat or slightly decrease while we work toward expanding these markets with new and upgraded products.

Net sales from consumer applications accounted for 16.0% of total net sales in 2012, compared with 9.7% in 2011. This increase was primarily due to an increase in sales of our accelerometer product in a digital camera application in the Japan market as well as the selection of our magnetic sensor product for use in tablet PCs at a major software company in the U.S. Net sales from consumer applications have fluctuated historically as a result of the generally short life cycle of consumer electronics and changes in our customer base. As our product offering and customer base for consumer applications continue to diversify, we expect net sales from consumer applications to fluctuate less.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	For the year ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$29,139	45.6%	$35,354	51.9%
Consumer	10,208	16.0	6,629	9.7
Automotive	13,646	21.4	14,380	21.1
Industrial/other	10,818	17.0	11,790	17.3
Total	$63,811	100.0%	$68,153	100.0%

Net Sales by Customer Base

Our customers primarily consist of OEMs and ODMs, and distributors who resell to OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. Customers that individually represented 10% or more of our net sales, accounted in the aggregate for approximately 56.3% of our net sales in 2012 compared with 62.4% in 2011.

The following schedule summarizes the percent of total sales to each customer that accounted for 10% or more of our total sales in either of 2012 or 2011.

	For the Year Ended December 31,
Customer	2012	2011

Samsung	27.4%	37.4%
Autoliv, Inc	18.7	18.3
Tokyo Electron Device Limited	10.2	6.7
% of total sales	56.3%	62.4%

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

	For the year ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$34,469	54.0%	$39,722	58.3%
Europe	3,396	5.3	3,433	5.0
Japan	11,472	18.0	7,996	11.7
North America	14,354	22.5	16,630	24.4
Other	120	0.2	372	0.5
Total	$63,811	100.0%	$68,153	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production for our accelerometer products and for a portion of the wafers used in our magnetic sensor products to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers.

During 2012, our wireless system solution products and some of our inertial system solution products were manufactured by our indirect subsidiary in Wuxi, China through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Until recently, our FAA-certified products were manufactured by Crossbow Technology under an agreement that expired on December 31, 2012.

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

Gross Profit and Gross Margin

Our gross profit and gross margin from our sensor products have historically declined over time, due to a variety of factors, including average selling prices of our products, our product application mix, prices of wafers, excess and obsolete inventory, pricing by competitors, changes in production yields, and percentage of sales conducted through distributors. Our products for mobile phone applications have historically had lower margins than our products for automotive products. We have continuously worked to stabilize and improve our gross margin through engineering redesign of our sensor products and by seeking to improve the manufacturing process to increase manufacturing efficiency. In 2012, our gross margin improved to 37.1% from 35.0% in 2011, as a result of our cost reduction effort and the decrease of our net sales to mobile phone application as a percentage of total sales. Notwithstanding the relatively low margins in the mobile phone applications market, we will seek to increase our market share in that market by introducing products with more functionalities and at a competitive cost, in the goal of capitalizing on  the significant potential for revenue growth in that market.

The gross margin from systems solution products has benefited from the reduced cost associated with our transfer of manufacturing to our Wuxi, China operations. However, the gross margin from systems solution products also fluctuate based on the mix of the product sales. Gross margins from wireless sensor network products are generally lower than those of inertial products. In 2012, the gross margin from system solution products decreased to 46.0% from 54.5% in 2011, mainly due to an increase in sales of lower margin wireless sensor network products as a percentage of our total sensor solution product sales. We expect the gross margins for our system solution products to increase in the coming year as we continue to make improvements to the manufacturing process and introduce new inertial products which will have a better cost structure.

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

Historically, research and development expenses have increased both in absolute terms and as a percentage of total net sales. However, research and development expenses decreased both in absolute terms and as a percentage of total net sales in 2012, compared to 2011 due to headcount reduction. We expect our research and development expenses to increase for the foreseeable future as we committed to invest in research and development resources to develop new competitive sensor and system solution products.

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

Our general and administrative expenses increased in 2012 due to the addition of corporate quality and IT resources and expanded operations in Wuxi China. We expect that our general and administrative expenses will increase moderately as we grow our business and our operations in the near future.

Impairment of Goodwill

We recorded a goodwill impairment charge of $0.6 million in 2012 and $4.5 million in 2011 related to our 2010 Crossbow acquisition as a result of our annual goodwill impairment analysis.

Other Income (Expense)

Other income (expense) primarily consists of interest income earned on our cash and cash equivalents, and interest expense incurred on our borrowings and net foreign currency exchange gains and losses.

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

U.S. Tax

In the United States, we are subject to the federal income tax and the Massachusetts state income tax, which are approximately at the rates of 34.0% and 8.0%, respectively. At December 31, 2012, the Company had gross U.S. net operating loss carryforwards of $10.3 million, which expire in various amounts beginning in 2028. Included within this amount is approximately $367,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

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

Our indirect Wuxi subsidiary and MEMSIC Semiconductor’s wholly owned subsidiary MEMSIC Transducer Systems Company Limited (“MTS”) is subject to the enterprise income tax rate of 25%.  In 2013, MTS will apply for “high-technology Company especially supported by the PRC government”.  Once approved, a preferential enterprise income tax rate of 15% will apply to MTS.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and are those that require the more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our consolidated financial statements and other disclosures filed in this report.
Investments

We account for our investments under ASC Topic 320, Investments – Debt and Equity Securities. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under ASC Topic 320-10, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with ASC Topic 320-10, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is reflected in earnings (that is, accounted for as a realized loss). The new cost basis is not changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in other comprehensive income. The determination of whether a loss is other-than-temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2012, our investments included $2.5 million of auction rate securities. Due to liquidity issues in global credit and capital markets, the auction rate securities we hold have failed at auction, meaning that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and the auction rate securities we hold continue to pay interest in accordance with their stated terms. We have classified our auction rate securities as long-term investments since December 31, 2008, due to our assessment of the uncertainty as to the time frame within which we would likely be able to liquidate these investments under current market conditions.

 We estimated the fair value of these securities at December 31, 2012 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as a third party specialist’s valuation. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. We developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, we considered the financial condition and near-term prospects of the issuer, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, we intend to hold these auction rate securities for the foreseeable future.

Our valuation analysis at December 31, 2012 resulted in an increase of $100,000 in temporary unrealized impairment loss from 2011.  The total unrealized impairment loss at December 31, 2012 was $500,000. We continue to monitor the market for auction rate securities and to assess its impact on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

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

Our products are warranted against manufacturing defects for twelve months following the date of sale (eighteen months following date of sale to a distributor). Products returned under the provisions of the warranty agreement require our pre-approval. Our sole obligation under the provisions of the warranty agreement is to replace or repair the product. Reserves for potential warranty claims are provided at the time of revenue recognition and are based on several factors, including historical claims experience, current sales levels and our estimate of repair costs. To date, warranty expenses have not been significant.

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

Allowance for Doubtful Accounts

Our standard policy on payment terms is net 30 days from delivery. In 2012 and 2011, our average days sales outstanding was 28 days and 33 days, respectively. At certain times our trade accounts receivable have included balances from customers that have exceeded 10% of total accounts receivable. We have established credit limits for each of our customers and review such limits prior to product shipment. We believe that our customers are generally of high credit quality and that we are not subject to unusual risk with respect to such customers.

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

Goodwill

Goodwill represents the excess cost of the Crossbow asset acquisition over the net fair value allocated to the assets acquired and liabilities assumed and to the acquired intangible asset that does not qualify for separate recognition according to ASC Topic 805. All goodwill acquired in the Crossbow acquisition was allocated to our system solutions product reporting unit.

We evaluate our goodwill annually at the end of the year and determine whether events or circumstances exist to indicate an impairment loss.We performed an annual impairment test for goodwill in December 2012 and 2011, and concluded that impairment existed as of December 31, 2012 and 2011. As a result, we recorded an impairment charge of $0.6 million and $4.5 million in 2012 and 2011, respectively. The goodwill was fully impaired at December 31, 2012.

During our business planning process in the fourth quarter of 2012, we continued to see weak forecast from the acquired system solution business. We concluded that this slower than anticipated growth represented an indicator of impairment of the goodwill associated with the acquired assets.

We performed the recoverability test to determine whether an impairment loss should be measured with respect to our long-lived assets of our system solution product reporting unit, including trademarks, customer relationships and developed technologies. We estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived assets of the system solution product reporting unit and their eventual disposal and compared this to the carrying amount of the long-lived assets. We concluded that the estimated undiscounted cash flows exceed the carrying amount and the long-lived assets are recoverable, and that therefore, an impairment of the long-lived assets did not exist at December 31, 2012.

We performed our analysis and determined goodwill impairment according to ASC Topic 350, Goodwill and Other Intangible Assets and ASC Topic 360, Impairment or Disposal of Long-Lived Assets, using a two-step method. In the first step, we compared the estimated fair value of the reporting segment of our system solution product to its carrying amount, including goodwill, and this comparison indicated an impairment.

The determination of the fair value of our system solution product reporting unit included two valuation methods: the income approach and the market approach. Under the income approach, we considered the discounted cash flow (DCF) method. Under the market approach, we have considered the guideline public company (GPC) method. The income approach provides a method for incorporating our long term forecast into the determination of value. Judgment is required when performing adjustments to the forecast, selecting an appropriate discount rate and determining a terminal value. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2012 revenues and 2013 projected revenues. We compared our system solution product reporting unit to the guideline public companies in terms of size, profit margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 15% was applied to the value indicated by the guideline public company method. We have applied equal weighting to the income and market (GPC) approaches. We tested the reasonableness of the fair value conclusion by calculating value using the DCF method and the GPC method, comparing the fair value conclusion to the market capitalization of the parent company.

As a result of this analysis, we concluded that the fair value of our system solution product reporting unit was less than the carrying amount, indicating an impairment.

According to ASC Topic 350, if the carrying amount exceeds the estimated fair value, step two is required to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the system solution product segment, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. We followed these steps and concluded the goodwill impairment to be $0.6 million and $4.5 million at December 31, 2012 and 2011, respectively.

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

We have been in a three-year cumulative loss position since 2009 in the United States and as a result we recorded a full valuation allowance against our U.S. deferred tax assets, due to the uncertainty with respect to future taxable income in the United States.  In the event we generate future taxable income, our income tax expense in future periods could be reduced to the extent those deferred tax assets are deemed recoverable.

The net deferred tax asset balance at December 31, 2012 was $202,000, including $179,000 related to PRC taxes applicable to our China subsidiary and $23,000 related to Japan taxes applicable to Crossbow Japan.

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

We have performed an analysis of our uncertain tax positions in connection with the application of ASC Topic 740 as of the year ended December 31, 2012 and concluded we have no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, we have not recorded a tax reserve related to uncertain positions in our financial statements.

Advance Research Funding

Advance research funding represents grants awarded by the Chinese government to fund specific research and development projects that we undertake. The amount received is initially recorded as a liability and subsequently recognized as a credit to research and development expenses in our statements of operations, or to the carrying value of equipment purchased for the specified research and development projects on our balance sheet as we perform the project and have complied with the conditions or performance obligations attached to the related government grants. Significant judgment may be involved in assessing our completion of the project or compliance with the required application of the research funding to qualified expenses.

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

	For the year ended December 31,
	2012		2011
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$63,811	100.0%	$68,153	100.0%
Cost of goods sold	40,108	62.9	44,314	65.0
Gross profit	23,703	37.1	23,839	35.0

Operating expenses:
Research and development	6,875	10.8	8,554	12.5
Sales and marketing	5,195	8.1	6,892	10.1
General and administrative	9,418	14.8	8,718	12.8
Depreciation	1,552	2.4	1,637	2.4
Amortization	1,481	2.3	1,628	2.4
Impairment of goodwill	647	1.0	4,492	6.6
Total operating expenses	25,168	39.4	31,921	46.8

Operating loss	(1,465)	(2.2)	(8,082)	(11.8)

Other income:
Interest income, net	260	0.4	438	0.6
Foreign exchange gain	191	0.3	1,154	1.7
Other, net	319	0.5	564	0.8
Total other income	770	1.2	2,156	3.1

Loss before income taxes	(695)	(1.0)	(5,926)	(8.7)
Provision for income taxes	266	0.4	77	0.1
Net loss	$(961)	(1.4)	$(6,003)	(8.8)

Less: net income attributable to non-controlling interests in joint ventures	27	0.1	82	0.1
Net loss attributable to MEMSIC, Inc.	$(988)	(1.5)%	$(6,085)	(8.9)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

 Net Sales.  Our net sales decreased by 6.4% to $63.8 million in 2012 from $68.2 million in 2011. This decrease was primarily due to a decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose market sales of the smart phone models in which our sensor is included have declined.

•
Sales in mobile phone applications decreased 17.6% to $29.1 million in 2012 from $35.4 million in 2011, due to the decrease in unit sales of our magnetic sensor products to a major mobile phone manufacturer.

•
Sales in automotive applications decreased 5.1% to $13.6 million in 2012 from $14.4 million in 2011.  This decrease was primarily due to soft sales from the auto models in which our sensor is incorporated.

•
Sales in consumer applications increased 54.0% to $10.2 million in 2012, compared to $6.6 million in 2011. This increase was primarily due to an increase in sales of our accelerometer product in a digital camera application in the Japan market as well as the selection of our magnetic product for use in a tablet PC at one major software company in the U.S.

•
Sales in our industrial and other applications decreased 8.2% to $10.8 million in 2012 from $11.8 million in 2011. The decrease was primarily due to the slow transition of the acquired system solution products to the upgraded new products.

Cost of goods sold.   Our cost of goods sold decreased by 9.5% to $40.1 million in 2012 from $44.3 million in 2011. This decrease was primarily due to the decrease in the volume of units sold.

Gross profit and gross margin.  Our gross profit decreased slightly to $23.7 million in 2012 from $23.8 million in 2011 despite a 6.4% revenue decrease. Our gross margin percentage increased by 2.1 percentage points to 37.1% in 2012 from 35.0% in 2011 primarily due to the decrease of our net sales to lower-margin mobile phone application as a percentage of total sales and our cost reduction efforts.

Our gross profits and gross margins by product type are shown in the following table (dollars in thousands):

	For the year ended December 31,
	2012		2011
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$19,418	35.6%	$18,237	31.5%
System solution products	4,285	46.0	5,603	54.5
Total	$23,703	37.1%	$23,840	35.0%

Gross profit from our sensor products increased to $19.4 million in 2012 from $18.2 million in 2011. This increase was primarily due to increased sales volume from our sensor product to mobile phone and digital camera applications. Gross margin of our sensor products also increased to 35.6% in 2012 from 31.5% in 2011 as a result of our continued effort in cost reduction of our magnetic sensor product through engineering redesign of the product, manufacturing efficiency enhancement and yield improvement as well as the reduction in sales of lower margin mobile phone sales as a percentage of total net sales.

Gross profit of our system solution products decreased to $4.3 million in 2012 from $5.6 million in 2011. Gross margin of our system solution products also decreased to 46.0% in 2012 from 54.5% in 2011. The decrease in the gross profit and the gross margin of our system solution products in 2012 was mainly due to an increase in sales of a new wireless solution product which had a low gross margin in Japan and a decrease in sales of inertial products due to product transition.

Research and development.   Our research and development expenses decreased by 19.6% to $6.9 million in 2012 from $8.6 million in 2011. This decrease was primarily due to a reduction in engineering headcount and a decrease in consulting and testing expenses related to upgrading and reengineering of our system solutions products as well as an application of government funding to certain research project expenses. Research and development expenses, as a percentage of total net sales, decreased to 10.8% for the year ended December 31, 2012 from 12.5% for the year ended December 31, 2011. We will continue to invest in research and development resources to develop new sensor and system solution products, and as a result, we expect our research and development expense will increase in 2013.

Sales and marketing.   Our sales and marketing expenses decreased by 24.6% to $5.2 million in 2012 from $6.9 million in 2011. The decrease was primarily due to a reduced commission expense related to lower sales to one major mobile phone manufacturer as well as a restructuring of our sales and marketing department to focus more marketing effort on developing new applications and new markets with higher gross margin. Sales and marketing expenses, as a percentage of total net sales, decreased to 8.1% for the year ended December 31, 2012 from 10.1% for the year ended December 31, 2011.

General and administrative.  Our general and administrative expenses increased by 8.0% to $9.4 million in 2012 from $8.7 million in 2011. This increase was primarily due to the addition of corporate quality and IT resources and expanded operations in Wuxi, China. General and administrative expenses, as a percentage of total net sales, increased to 14.8% for the year ended December 31, 2012 from 12.8% for the year ended December 31, 2011.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense was approximately $1.6 million in 2012 and 2011, respectively.

Amortization. Amortization expense was $1.5 million in 2012, compared to $1.6 million in 2011.

Impairment of goodwill.   We recorded a goodwill impairment charge of $0.6 million related to our 2010 Crossbow acquisition at December 31, 2012 as a result of our annual 2012 goodwill impairment analysis.

Other income, net.  Our other income, net was $0.8 million in 2012 compared to $2.2 million in 2011. The decrease was primarily attributable to a lower foreign exchange gain of $191,000 in 2012, compared to a foreign exchange gain of $1.2 million in 2011, lower interest income due to a decrease in interest rates and an accrued interest expense of $232,000 related to construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.  Our income tax provision was $266,000 in 2012 compared to an income tax provision of $77,000 in 2011. Our income tax provision for 2012 reflected a tax provision of $104,000 related to income our subsidiary MEMSIC Semiconductor Wuxi, $166,000 related to income in Crossbow Japan and a provision of $1,300 related to U.S. state minimum tax, offset by a tax benefit of $6,000 related to a change in the deferred tax assets in China.

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

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $27.3 million. In addition, our investments included $34.6 million of short-term investments and $2.5 million of auction rate securities that have failed at auction and that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million is for working capital purposes and $2 million for the purchase of equipment to build the manufacturing capacity for the system solution products.  This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of December 31, 2012, $17,930,000 has been withdrawn, $500,000 has been repaid and $17,430,000 is outstanding.   The repayment schedule of the principal amount is as follows:

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010

Net cash provided by operating activities	$4,720,313	$4,037,259
Net cash used in investing activities	(28,797,556)	(7,293,717)
Net cash used in financing activities	(338,208)	(59,727)
Effect of exchange rate changes on cash and cash equivalents	(192,475)	(463,892)
Net decrease in cash and cash equivalents	$(24,607,926)	$(3,780,077)

Operating Activities

Net cash provided by operating activities for 2012 was $4.7 million, which was the result of a net loss of $1.0 million adjusted to reflect a net increase relating to non-cash items and the net change in operating assets and liabilities.  The non-cash items totaled $6.6 million and were the result of $4.7 million depreciation and amortization, stock based compensation of $1.3 million, and goodwill impairment charge of $0.6 million.  The adjustments related to changes in balances of operating assets and liabilities, a net use of cash of $0.9 million, consisted of a $3.4 million decrease in accounts payable and accrued expenses, a $0.4 million increase in other assets, offset by a decrease of $1.2 million in accounts receivable and a decrease in inventory of $1.7 million.

Net cash provided by operating activities for 2011 was $4.0 million, which was the result of a net loss of $6.0 million adjusted to reflect a net increase relating to non-cash items and the net change in operating assets and liabilities.  The non-cash items totaled $10.8 million and were the result of $4.7 million depreciation and amortization, stock based compensation of $1.6 million, and goodwill impairment charge of $4.5 million.  The adjustments related to changes in balances of operating assets and liabilities, a net use of cash of $0.8 million, consisted of a $2.1 million increase in inventory, an increase of $2.4 million in accounts receivable, offset by a decrease in others assets of $0.4 million and an increase in accounts payable and accrued expenses of $3.3 million.

Investing Activities

Net cash used in investing activities for 2012 was $28.8 million primarily attributable to the $73.9 million purchases of short-term investments and $1.0 million used for the purchase of property and equipment, offset by proceeds from the sale of short-term investments of $46.1 million.

Net cash used in investing activities for 2011 was $7.3 million primarily attributable to the $6.8 million purchases of short-term investments and $2.9 million used for the purchase of property and equipment, offset by proceeds from the sale of investments of $2.4 million as the result of the redemption of one of our auction rate securities.

Financing Activities

Net cash used by financing activities for 2012 was $0.3 million, consisting $0.5 million repayment of bank loan by MTS and cash dividend of $59,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $0.2 million from exercise of options to purchase common stock.

Net cash used by financing activities for 2011 was $60,000, mainly the result of payment of a cash dividend of $115,000 paid to the minority owner of the joint venture in Japan offset by proceeds of $56,000 from the exercise of options to purchase common stock.

Capital Expenditures

We have completed the first phase of construction of two new buildings adjacent to our current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase one included the structural construction of the two new buildings and furnishing and fitting out the research and development office building. We started using the research and development office building in the fourth quarter of 2009.  The total cost for this phase was $6.7 million. Phase two includes the furnishing and equipment of the manufacturing facility. At the end of 2011, we furnished and equipped one third of our new manufacturing facility to meet our expected production requirements for both accelerometer products and non-accelerometer products in 2011. We did not furnish or equip any additional manufacturing space in the new manufacturing building in 2012 as the current space is sufficient to support our 2012 sales.

We completed another manufacturing facility with 14,000 square meter total space in Wuxi, China in 2011 to host the manufacturing of our system solution products. The construction site is located on the same property as our June 2010 land purchase. The construction cost of approximately $8.1 million was financed by the local Chinese government. In the third quarter of 2012, we were notified by the local Chinese government that we would be expected to make payments on the building beginning in February 2013. Upon notification, we started to accrue a financing charge using the effective interest rate method at an annual rate of 8% on the construction cost of the building, based on a 2009 memorandum with the local Chinese government, while we continue to renegotiate with the local Chinese government the payment terms of the construction cost of the building. The total accrued finance charge related to the MTS building was $232,000 as of December 31, 2012. The $8.1 million construction cost of the building is reflected as a long-term liability in the accompanying consolidated financial statements. Under the November 2011 MEMSIC Wuxi Wireless Sensor Network Technology Co., Ltd. Investment Contribution Agreement, our indirect subsidiary MTS is expected to increase its total registered capital to up to RMB30 million (approximately $4.8 million) within two years. For the additional investment, MTS is expected to contribute certain intangible assets with an assessed value equal to the incremental investment of RMB16 million (approximately $2.5 million). If the assessed value of the contributed intangible assets is less than RMB16 million, MTS will make up the deficiency in cash in order to bring the total investment from MTS to RMB20 million, representing 66.67% of the total equity.

Our capital expenditures amounted to $1.0 million and $2.9 million in 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

We do not have special purpose entities.  Other than operating leases for office leases, we do not engage in off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (ASC Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC Topic 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only and, therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, which amended ASC Topic 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. Furthermore, regardless of the presentation methodology elected, the issuer will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEMSIC, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of MEMSIC, Inc.

We have audited the accompanying consolidated balance sheets of MEMSIC, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEMSIC, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 22, 2013

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$27,306,202	$51,914,128
Restricted cash	2,867,896	3,791,189
Short-term investments	34,640,188	6,814,728
Accounts receivable, net of allowance for doubtful accounts of $18,774 and $6,441, respectively, as of December 31, 2012 and December 31, 2011	4,821,867	6,068,904
Inventories	9,840,659	11,459,153
Other current assets	2,285,923	2,050,787
Total current assets	81,762,735	82,098,889

Property and equipment, net	29,002,825	30,998,489
Long-term investments	2,500,000	2,600,000
Goodwill	-	606,976
Intangible assets, net	9,918,305	11,091,532
Other assets	144,106	136,633
Total assets	$123,327,971	$127,532,519

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,778,672	$8,439,605
Accrued expenses	3,934,975	2,630,966
Advance research funding	2,867,896	3,791,189
Current portion of note payable to bank	1,000,000	500,000
Total current liabilities	11,581,543	15,361,760

Note payable to bank, net of current portion	16,430,000	17,430,000
Building liability	8,135,115	8,161,288
Other liabilities	86,420	124,180
Total other liabilities	24,651,535	25,715,468

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 24,219,685 and 23,983,813 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	242	240
Additional paid-in capital	102,813,203	101,266,272
Accumulated other comprehensive income	4,477,071	4,363,930
Accumulated deficit	(20,896,074)	(19,908,135)
MEMSIC, Inc. stockholders' equity	86,394,442	85,722,307
Non-controlling interests related to joint ventures	700,451	732,984
Total stockholders' equity	87,094,893	86,455,291
Total liabilities and stockholders’ equity	$123,327,971	$127,532,519

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Net sales	$63,810,807	$68,153,132
Cost of goods sold	40,107,592	44,313,782
Gross profit	23,703,215	23,839,350

Operating expenses:
Research and development	6,874,962	8,553,569
Sales and marketing	5,194,733	6,892,303
General and administrative	9,417,623	8,717,322
Depreciation	1,552,345	1,637,476
Amortization	1,480,609	1,627,692
Impairment of goodwill	646,602	4,492,000
Total operating expenses	25,166,874	31,920,362

Operating loss	(1,463,659)	(8,081,012)

Other income:
Interest income, net	258,516	437,655
Foreign exchange gain	191,484	1,153,822
Other, net	318,660	564,489
Total other income	768,660	2,155,966

Loss before income taxes	(694,999)	(5,925,046)
Provision for income taxes	266,344	77,397
Net loss	(961,343)	(6,002,443)

Less: net income attributable to non-controlling interests related to joint ventures	26,596	82,127
Net loss attributable to MEMSIC, Inc.	$(987,939)	$(6,084,570)

Net loss per common share attributable to MEMSIC, Inc.:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	24,027,523	23,827,937
Diluted	24,027,523	23,827,937

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2012	2011

Net loss	$(961,343)	$(6,002,443)
Other comprehensive income (loss):
Unrealized loss on investments	(99,812)	(197)
Foreign currency translation adjustments	212,953	1,331,730
Comprehensive loss	(848,202)	(4,670,910)
Less: Income attributable to non-controlling interests in joint ventures	26,596	82,127
Foreign currency translation adjustments	-	(3,025)
Comprehensive income attributable to non-controlling interests in joint ventures	26,596	79,102
Comprehensive loss attributable to MEMSIC, Inc.	$(874,798)	$(4,750,012)

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	MEMSIC, Inc. Stockholders’	Non- controlling Interests in Joint	Total Stockholders'
	Shares	Par Value	Capital	Income	Deficit	Equity	Ventures	Equity
Balance at December 31, 2010	23,810,613	$238	$99,615,378	$3,029,372	$(13,823,565)	$88,821,423	$361,445	$89,182,868

Net loss					(6,084,570)	(6,084,570)	82,127	(6,002,443)
Foreign currency translation adjustments				1,334,755		1,334,755	(3,025)	1,331,730
Unrealized loss on short-term investments				(197)		(197)		(197)
Exercise of options to purchase common stock	33,200	1	55,661			55,662		55,662
Issuance of restricted stock award	140,000	1	(1)					-
Stock compensation expense			1,595,234			1,595,234		1,595,234
Dividend paid to Japan non-controlling interest and other adjustments							(25,330)	(25,330)
Balance at December 31, 2011	23,983,813	$240	$101,266,272	$4,363,930	$(19,908,135)	$85,722,307	$732,984	$86,455,291

Net income					(987,939)	(987,939)	26,596	(961,343)
Foreign currency translation adjustments				212,953		212,953		212,953
Unrealized loss on investments				(99,812)		(99,812)		(99,812)
Exercise of options to purchase common stock	121,568	1	228,143			228,144		228,144
Issuance of restricted stock award	114,304	1	(7,224)			(7,223)		(7,223)
Stock compensation expense			1,326,012			1,326,012		1,326,012
Dividend paid to Japan non-controlling interest							(59,129)	(59,129)
Balance at December 31, 2012	24,219,685	$242	$102,813,203	$4,477,071	$(20,896,074)	$86,394,442	$700,451	$87,094,893

See notes to consolidated financial statements

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(961,343)	$(6,002,443)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,149,138	3,114,498
Amortization	1,542,986	1,627,692
Stock compensation expense	1,326,012	1,595,234
Deferred rent	(37,760)	34,145
Deferred income taxes	(722)	(64,664)
Impairment of goodwill	646,602	4,492,000
Changes in operating assets and liabilities:
Restricted cash	962,117	(708,501)
Accounts receivable	1,155,241	(2,386,050)
Inventories	1,690,243	(2,104,880)
Other assets	(370,011)	417,273
Advance research funding	(962,117)	708,501
Accounts payable and accrued expenses	(3,420,073)	3,314,454
Net cash provided by operating activities	4,720,313	4,037,259

Cash flows from investing activities:
Purchase of short-term investments	(73,889,615)	(6,814,925)
Proceeds from sale of short-term investments	46,064,540	2,420,000
Purchase of property and equipment	(972,481)	(2,898,792)
Net cash used in investing activities	(28,797,556)	(7,293,717)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(59,129)	(115,389)
Proceeds from exercise of options to purchase common stock	220,921	55,662
Payment on note payable to bank	(500,000)	-
Net cash used in financing activities	(338,208)	(59,727)

Effect of exchange rate changes on cash and cash equivalents	(192,475)	(463,892)

Net decrease in cash and cash equivalents	(24,607,926)	(3,780,077)
Cash and cash equivalents —beginning of period	51,914,128	55,694,205
Cash and cash equivalents —end of period	$27,306,202	$51,914,128

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

The Company also has a majority (51%) owned and controlled joint venture, Crossbow Japan Limited (Crossbow Japan) located in Japan.

On November 23, 2011, MTS entered into an Investment Contribution Agreement (“JV Agreement”) with Wuxi New District Science and Technology Financial Investment Group Co. Ltd. (“Wuxi VC Group”), a state owned Chinese venture capital fund.  The JV Agreement creates a joint venture to further design, develop and market MTS’ wireless sensor network technology.  In connection with the joint venture, a new corporation was organized under the laws of the People’s Republic of China (“PRC”), named MEMSIC Wuxi Wireless Sensor Network Technology Co. Ltd. (“Wuxi WSN”).  MTS has a 66% ownership of Wuxi WSN, which began operation in January 2012.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of MEMSIC, Inc., MEMSIC Semiconductor, MTS and the Company’s majority owned and controlled joint ventures, Crossbow Japan and Wuxi WSN.  The Company presents all of Crossbow Japan’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in Crossbow Japan (representing the 49% equity interest in the entity not owned by the Company), in its consolidated financial statements.   The Company also presents all of Wuxi WSN’s assets and liabilities as well as the non-controlling interest in Wuxi WSN (representing 33% equity interest in the entity not owned by the Company), in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The Company presents cash on hand associated with advance research funding received from the Chinese government as restricted cash since the cash must be maintained in a separate bank account and used only for specified research projects.

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

Advance research funding activities for year ended December 31, 2012 are as follows:

Advanced Research Funding

Balance at January 1, 2012	$3,791,189
Funds received	1,958,235
Research and development activities	(825,361)
Property and equipment expenditures	(2,094,990)
Foreign exchange rate impact	38,823
Balance at December 31, 2012	$2,867,896

Short-term Investments
Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At December 31, 2012 and 2011, the underlying currency for approximately 54.4% and 56.4% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At December 31, 2012 and 2011, the underlying currency for approximately 1.4% and 1.2% of consolidated assets, respectively, was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

The Company, as indicated below, has customers that comprise more than 10% of sales or accounts receivables for all periods presented in the accompanying consolidated financial statements. The Company establishes credit limits for each of its customers and reviews such limits prior to product shipment. The Company believes that the customers indicated below are of high credit quality and that the Company is not subject to unusual risk with respect to such customers, and generally does not require collateral. The following schedule summarizes the percent of total sales to each customer that accounted for 10% or more of its total sales in either 2012 or 2011.

	For the Year Ended December 31,
Customer	2012	2011

Customer I	27.4%	37.4%
Customer II	18.7	18.3
Customer III	10.2	6.7
% of total sales	56.3%	62.4%

The following schedule summarizes the percent of total accounts receivable balances for customers that accounted for 10% or more of the Company’s total accounts receivables for either 2012 or 2011.

	Year ended December 31,
Customer	2012	2011

Customer I	5.8%	37.5%
Customer II	38.1	36.8
Customer IV	18.3	0.7
% of total accounts receivable	62.2%	75.0%

Concentration of Supplier

The Company relies on one affiliated supplier for all wafer purchases required in the manufacturing process, other than those used in the Company’s magnetic sensor products. Investment funds controlled by this supplier beneficially own approximately 9.8% of the Company’s common stock, and one of the Company’s directors is the managing partner and chief financial officer of these funds. Purchases from this affiliated supplier represent approximately 16% and 29% of all material costs for the year ended December 31, 2012 and 2011 respectively, presented in the accompanying consolidated financial statements. At December 31, 2012, the Company had $595,000 of non-cancellable open purchase order agreements with this affiliated supplier, and the Company’s accounts payable at December 31, 2012 include $410,000 due to this supplier. The transactions between the Company and this affiliated supplier are on terms that the Company believes are no less favorable to the Company that it could obtain in arms-length transactions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, notes payable and accrued expenses, approximate their fair values due to the short term nature of the instruments at December 31, 2012 and 2011.

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

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology, gas meter processing know-how purchased in May 2008 and intellectual property related to the Company’s January 2010 acquisition of assets from Crossbow Technology, Inc.

Inventories

Inventories are stated at the lower of cost (weighted average FIFO) or market. The Company evaluates its inventory for potential excess and obsolete inventories based on forecasted demand and records a provision for such amounts as necessary.

Net Loss per Share

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

In September 2011, the FASB amended ASC Topic 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only and, therefore, adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4. LONG-TERM INVESTMENTS

Long-term investments held by the Company at December 31, 2012 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have contractual maturities of greater than 10 years.

These investments are carried at fair value, with the unrealized gains and losses, if any, net of tax, reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest and dividend income. Quarterly, management reviews the valuation of investments and considers whether any decline in value is deemed to be an other-than-temporary decline.

At December 31, 2012, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities, having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at December 31, 2012 was $2.5 million, net of a $0.5 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates. The auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

During the fourth quarter of 2011, the Company received $2.4 million from a full redemption of the Montana Health Facility Authority Select Auction Variable Rate Securities ARS previously held by the Company.

Based on the Company’s expected operating cash flows, and other sources of cash, the Company does not expect the potential lack of liquidity in this investment to affect its ability to execute its current business plan in the near term. The Company does not intend to sell the investments until the maturity date or before a recovery of cost occurs and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost base.

5. FAIR VALUE MEASUREMENT

Recurring Fair Value Measurement

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2012 (in thousands):

	Carrying amount as of December 31,	Quoted prices in active markets available	Significant other observable inputs	Significant unobservable inputs	Valuation
	2012	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$27,306	$27,306	$-	$-	(A)
Restricted cash	2,868	2,868	-	-	(A)
Short-term investments	34,640	34,640	-	-	(A)
Long-term investments	2,500	-	-	2,500	(B)
Total assets recorded at fair value	$67,314	$64,814	$-	$2,500

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2012	$2,600
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	(100)
Balance at December 31, 2012	$2,500

 The Company initially accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on those investments involved in failed auctions, due to the ongoing failed auctions and the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at December 31, 2012 and 2011.  The Company estimated the fair value of these securities at December 31, 2012 and 2011 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investments. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years. In estimating the fair value of these investments, the Company considered the financial condition and near-term prospects of the issuer, the magnitude of the losses compared to the investments' cost, the length of time the investment has been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold these investments until the anticipated recovery in market value occurs. Based on the estimated operating cash flows and other sources of cash, the Company intends to hold the ARS for the foreseeable future.

The Company’s valuation analysis for the year ended December 31, 2012 resulted in an increase of $100,000 to the  unrealized impairment loss recorded at December 31, 2010. The total unrealized impairment loss at December 31, 2012 was $500,000. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive income (loss) or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written off to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

Nonrecurring Fair Value Measurement

         During 2012, the Company recognized a goodwill impairment charge of $0.6 million. This charge was based on fair value measurements derived using the income approach and market approach. The valuation methodologies incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. Refer to Note 8- Goodwill and Intangible Assets for further detailed information related to the significant unobservable inputs.

6.  INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials	$4,533,002	$5,106,112
Work in process	3,083,008	3,258,397
Finished goods	2,224,649	3,094,644
Total	$9,840,659	$11,459,153

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011

Land	$4,577,579	$4,531,177
Building and improvements	19,651,110	17,642,165
Machinery and equipment	18,282,014	17,270,155
Computer hardware and software	1,442,945	1,153,730
Construction-in-progress	1,611,022	3,585,156
Total property and equipment, at cost	45,564,670	44,182,383
Less accumulated depreciation and amortization	16,561,845	13,183,894
Property and equipment, net	$29,002,825	$30,998,489

The Company has completed the first phase of construction of two new buildings adjacent to its current facility in Wuxi, China, comprising 20,800 square meters, consisting of 8,700 square meters for a new research and development institute and 12,100 square meters of new manufacturing facilities. Phase two includes the furnishing and equipment of the manufacturing facility. By the end of 2011, the Company completed one third of phase two to furnish and equip the new manufacturing building. The Company did not need to furnish additional manufacturing space in 2012.

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

The Company performed an annual impairment test for goodwill in December 2011 and concluded that impairment existed as of December 31, 2011 and recorded an impairment charge of $4.5 million in 2011. The ending balance of goodwill at December 31, 2011 was $0.6 million. As a result of the Company’s December 2012 annual impairment test for goodwill, the Company concluded that the remaining balance of goodwill of $0.6 million was fully impaired at December 31, 2012.

During the Company’s business planning process in the fourth quarter of 2012, the Company’s management continued to see a weak forecast from the acquired system solution business. The Company concluded that this slower than anticipated growth represented an indicator of impairment of the goodwill associated with the acquired business.

The Company determined the goodwill impairment according to ASC Topic 350, Goodwill and Other Intangible Assets and ASC Topic 360, Impairment or Disposal of Long-Lived Assets, using a two-step method. In the first step, it compared the estimated fair value of its system solution product reporting unit to its carrying amount, including goodwill and it indicated an impairment.

The determination of the fair value of our system solution product reporting unit included two valuation methods: the income approach and the market approach. Under the income approach, the Company considered the discounted cash flow (DCF) method. Under the market approach, it considered the guideline public company (GPC) method. The income approach provides a method for incorporating the Company’s long term forecast into the determination of value. Judgment is required when performing adjustments to the forecast, selecting an appropriate discount rate and determining a terminal value. The market approach provides a method for incorporating market prices and multiples into the determination of value. Judgment is required when selecting guideline companies and transactions and when adjusting the multiples. Under the guideline public company method, value was estimated based on multiples of 2012 revenues and 2013 projected revenues. The Company compared its system solution product reporting unit to the guideline public companies in terms of size, profit margins and revenue growth rates. The guideline public company multiples were discounted based on these comparisons. A premium for control of 15% was applied to the value indicated by the guideline public company method. The Company applied equal weighting to the income and GPC approaches. The Company tested the reasonableness of the fair value conclusion by calculating value using the DCF method and the GPC method, comparing the fair value conclusion to the market capitalization of the parent company.

As a result of this analysis, the Company concluded that the fair value of our system solution product reporting unit was less than the carrying amount, indicating an impairment.

According to ASC Topic 350, if the carrying amount exceeds the estimated fair value, step two is required to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the system solution product segment, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. The Company followed these steps and concluded that the remaining balance of goodwill of $0.6 million was fully impaired at December 31, 2012.

The carrying amount of goodwill and activity for the year ended December 31, 2012 is as follows:

	Sensor business segment	System solution business segment	Total

Balance at January 1, 2012	$-	$606,976	$606,976
Impairment charge	-	(646,602)	(646,602)
Foreign exchange impact	-	39,626	39,626
Balance at December 31, 2012	$-	$-	$-

Intangible Assets

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

Intangible assets consisted of the following at December 31, 2012 and 2011:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
December 31, 2012
Patents	$1,514,081	$(384,031)	$1,130,050		15
Know-how	564,154	(516,973)	47,181		5
Trademarks	408,000	(408,000)	-		2
Customer relationships	4,967,413	(1,581,208)	3,386,205	8	-	10
Developed technology	7,622,193	(2,267,324)	5,354,869	8	-	10
	$15,075,841	$(5,157,536)	$9,918,305

December 31, 2011
Patents	$1,219,129	$(277,804)	$941,325		15
Know-how	593,240	(405,563)	187,677		5
Trademarks	408,000	(399,500)	8,500		2
Customer relationships	4,918,690	(1,031,441)	3,887,249	8	-	10
Developed technology	7,544,929	(1,478,148)	6,066,781	8	-	10
	$14,683,988	$(3,592,456)	$11,091,532

Amortization expense expected over the next five years (2013 and beyond) is approximately $1.5 million per year. Amortization expense amounted to $1.5 million and $1.6 million, respectively, for the years ended December 31, 2012 and 2011.  Changes in the net carrying amount of intangible assets included the impact from foreign exchange rate.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight-line amortization method best approximates the economic pattern of usefulness of those assets.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued compensation	$1,746,032	$1,244,690
Professional fees	311,781	347,242
Other	1,877,162	1,039,034
Total accrued expenses	$3,934,975	$2,630,966

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned or to be purchased by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. No financial covenants are required for this loan. As of December 31, 2012, $17.9 million has been withdrawn, $0.5 million has been repaid, $17.4 million is outstanding and $2.1 million is available for borrowing. Interest expense paid and subsidized by the Wuxi government for the year ended December 31, 2012 was $0.9 million. Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.   In the remote event the Wuxi government is unable to fulfill its obligation to subsidize the interest payment, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	2,500,000
June 29, 2015	13,930,000
$17,430,000

11.  BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4.0 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.1 million was financed by the local Chinese government. In the third quarter of 2012, the Company was notified by the local Chinese government that the Company would be expected to make payments on the building beginning in February 2013. Upon notification, the Company started to accrue a financing charge using the effective interest rate method at an annual rate of 8% on the construction cost of the building, based on a 2009 memorandum with the local Chinese government, while the Company is renegotiating with the local Chinese government the payment terms of the construction cost of the building. The $8.1 million construction cost of the building is reflected as a long-term liability in the accompanying consolidated financial statements.

12. COMMON STOCK

The Company reserved 7,152,554 and 5,990,405 shares at December 31, 2012 and 2011 for outstanding options to purchase common stock.

13. STOCK INCENTIVE PLANS

Description of Plans

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
On June 29, 2011 at our Annual Meeting of Stockholders, the Company’s stockholders and board of directors approved the amendment and restatement of the Company’s 2007 Plan. As amended, the 2007 Plan

•	permits the granting of restricted stock units (“RSUs”), performance-based stock awards and stock appreciation rights;

•	eliminates the ability to reprice options;

•	extends the expiration date of the plan to June 29, 2021;

•	provides that awards may qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended; and

•	incorporates certain other administrative provisions.

On June 28, 2012, the Company’s shareholders voted to approve an amendment to the 2007 Plan, including increasing the number of shares of common stock issuable under the 2007 Plan by 1,500,000 shares. The maximum shares issuable under the 2007 Plan thus increased to 4,500,000 shares.

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

During the third and fourth quarter of 2012, the Company only granted RSUs and did not grant any stock options. The weighted-average fair values per share of the options granted during 2012 and 2011 were $1.58 and $1.97, respectively, utilizing the following assumptions:

	For the year ended December 31,
	2012			2011
Volatility	67%	-	71%		64%
Expected dividend yield		0%			0%
Expected life (years)	5.1	-	8.5	5.6	-	5.8
Risk-free interest rate	1.15%	-	1.44%	2.20%	-	2.34%
Forfeitures	33%	-	36%	36%	-	37%

The Company has historically accounted for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the years ended December 31, 2012 and 2011, the Company recorded compensation expense for stock option grants to consultants in the amount of $5,000 and $0, respectively.

At December 31, 2012, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was estimated to approximate $1.4 million.

The stock option activity under the 2000 Plan, 2007 Plan and 2009 Stock Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at January 1, 2012	2,338,805	$5.00	6.5	$1,131,474

Granted	615,000	2.23	-	-
Exercised	(121,568)	1.88	-	-
Cancelled	(196,737)	3.63	-	-

Options outstanding at December 31, 2012	2,635,500	$4.59	6.3	$2,014,390

Options vested at December 31, 2012	1,424,675	$4.67	4.9	$1,284,225

Available for grant at December 31, 2012	3,823,637

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the years ended December 31, 2012 and 2011 were $178,138 and $34,494, respectively. The total fair value of options vested during the year ended December 31, 2012 and 2011 was approximately $468,000 and $1,121,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSA”) and RSUs were charged to the following expenses:

	For the year ended December 31,
	2012	2011

Research and development	$212,869	$265,953
Sales and marketing	149,387	184,431
General and administrative	963,756	1,144,850
Total	$1,326,012	$1,595,234

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the year ended December 31, 2012, the Company recorded compensation expense for RSA and RSU in the amount of $139,000 and $511,000, respectively.

As of December 31, 2012, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $121,000 and $1.1 million, respectively. These expenses are expected to be recognized over a weighted average period of 2.3 years for RSAs and 3.0 years for RSUs.

A summary of RSA activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	140,000	$3.41
Awarded	-	-
Vested	(87,500)	3.41
Forfeited	-	-
Nonvested at December 31, 2012	52,500	$3.41

A summary of RSU activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2012	534,000	$3.12
Awarded	405,000	3.09
Vested	(117,083)	3.14
Forfeited	(181,000)	3.17
Nonvested at December 31, 2012	640,917	$3.08

14. NET LOSS PER SHARE

The calculation for basic and diluted net loss per share is as follows:

	For the year ended December 31,
	2012	2011
Numerator:
Net loss attributable to MEMSIC, Inc.	$(987,939)	$(6,084,570)

Denominator:
Basic weighted average shares	24,027,523	23,827,937
Dilutive effect of common stock equivalents	-	-
Diluted weighted average shares	24,027,523	23,827,937

Net loss per common share attributable to MEMSIC, Inc.
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)

At December 31, 2012 and 2011, the Company had 1.3 million and 1.5 million  dilutive potential common shares, respectively, in the form of stock options which were not included in the computation of net loss per diluted share because these stock options would be anti-dilutive.

15. INCOME TAXES

The Company is subject to United States federal and state income taxes as well as taxation rules and regulations in the PRC and Japan.

The Company's provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011
Income tax expense (benefit)
Current:
Federal	$-	$-
State	1,322	1,256
Foreign	264,844	140,649
Total current	266,166	141,905

Deferred:
Federal	-	(25,153)
State	-	(1,554)
Foreign	178	(37,801)
Total deferred	178	(64,508)
Provision for income taxes	$266,344	$77,397

The following table presents loss before income taxes for the Company and its subsidiaries:

	Year Ended December 31,
	2012	2011
United States	$(2,011,483)	$(5,302,163)
Foreign	1,316,484	(622,883)
Loss before income taxes	$(694,999)	$(5,925,046)

The following table reconciles the provision for income taxes with the expected income tax obligation (benefit) by applying the United States federal statutory rate to the net income (loss):

	Year Ended December 31,
	2012	2011

Benefit computed at statutory rate	$(236,299)	$(2,014,516)
State income tax, net of federal benefit	873	(197)
Permanent differences	102,846	42,807
Research and development tax credits	(49,193)	(634,919)
Foreign rate difference	(323,838)	(192,839)
Unbenefited losses	771,955	2,877,061
Provision for income taxes	$266,344	$77,397

 The Company has permanently reinvested any earnings of MEMSIC Semiconductor in its Chinese operations. The Company has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of MEMSIC Semiconductor were sold or transferred, the Company would be subject to additional U.S. income taxes, net of  the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings. As of December 31, 2012, MEMSIC Semiconductor had cumulative foreign earnings of $9.4 million.  MEMSIC Semiconductor and its subsidiary MTS are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the “PRC Income Tax Law”). Beginning January 1, 2008, under the new tax law named “Enterprise Income Tax Law”, FIEs and domestic companies are subject to a uniform tax rate of 25%. This tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as “high-technology companies especially supported by the PRC government,” whether FIEs or domestic companies.

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

However, according to the relevant transition preferential tax policies issued by the State Council on March 16, 2007, the preferential enterprise income tax rate under this tax law and the transition-period preferential tax policy can not apply simultaneously. MEMSIC Semiconductor chose the exemption from enterprise income tax for 2007 and 2008 and a 50% reduction on the uniform enterprise income tax rate of 25% from 2009 to 2011. The Company believes the adoption of the transition-period preferential tax policy will be more beneficial to MEMSIC Semiconductor.

Beginning in 2012, MEMSIC Semiconductor is entitled to the preferential enterprise income tax rate of 15% as a qualified high-technology company. MTS has not obtained a PRC high-technology company status and therefore is subject to the 25% uniform enterprise income tax rate in China.  Crossbow Japan is subject to a 40% tax rate in Japan.

Significant components of the Company’s net deferred tax assets consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$375,859	$290,071
Net operating loss carryforwards	4,866,106	3,458,431
Depreciation and amortization	1,351,291	1,332,416
Stock-based compensation	1,722,200	1,753,900
Long term investment	171,400	137,100
R&D credit carryover	759,931	710,738
Deferred tax assets	9,246,787	7,682,656

Less valuation allowance	(8,944,068)	(7,428,259)
Net deferred tax assets	$302,719	$254,397

Deferred tax liabilities:
Unremitted foreign earnings	$100,600	$52,100
Deferred tax liabilities	$100,600	$52,100

Net deferred tax assets	$202,119	$202,297

Of the $8,944,068 and $7,428,259 valuation allowance at December 31, 2012 and 2011, $171,400 and $137,100 related to temporary decline of the long-term investment balance and were recorded through other comprehensive income, respectively at December 31, 2012 and 2011.

The deferred tax assets related to temporary differences of the Company’s China subsidiaries for the years ended December 31, 2012 and 2011 were $179,474 and $172,913, respectively. The deferred tax assets related to Crossbow Japan were $22,645 and $29,384 at December 31, 2012 and 2011.

During the fourth quarter of 2008, the Company entered into and has remained in a three-year cumulative loss position in the United States tax jurisdiction and therefore, concluded a valuation allowance was appropriate for its deferred tax assets in the United States.  The Company recorded a full valuation allowance against its U.S. deferred tax assets for 2012 and 2011 based upon uncertainty with respect to future taxable income in the United States.

At December 31, 2012, the Company had gross United States net operating loss carryforwards of $10.3 million, which will expire in various amounts from 2028 through 2032. Included within this amount is approximately $367,000 of excess tax deductions associated with non-qualified stock options that have been exercised. When these excess tax benefits actually result in a reduction to currently payable income taxes, the tax benefit will be recorded as an increase to additional paid-in capital. The Company’s operating losses may be subject to limitations under provisions of the Internal Revenue Code.

The Company has performed an analysis of its uncertain tax positions in connection with the application of ASC Topic 740 for the years ended December 31, 2012 and 2011 and concluded that it has no uncertain tax positions that do not meet a more likely than not standard set forth by ASC Topic 740. Therefore, the Company has recorded no tax reserve related to uncertain positions in its financial statements.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers the United States, PRC and Japan to be its significant tax jurisdictions. The tax years 2008 to 2012 are open tax years in the United States taxing jurisdiction. Although the Company believes its estimates of income tax payable are reasonable, no assurance can be given that the Company will prevail in any differences raised in a future audit. The Company believes such differences would not have a material impact on the Company’s financial condition, the Company’s income tax provision or operating results.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its United States corporate headquarter facility, its California and Chicago offices and certain equipment under noncancelable operating leases expiring through 2017. The Company owns the property utilized for manufacturing and certain other operations located in Wuxi, Jiangsu Province, in the PRC.

At December 31, 2012, future minimum annual noncancelable operating lease commitments were $273,000, $210,000, $161,000, $2,000 and $1,000 for 2013, 2014, 2015, 2016 and 2017, respectively. Total rent expense for the years ended December 31, 2012 and 2011 was $405,000 and $436,000, respectively.

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

The license agreement provides that the Company must pay the university a quarterly royalty of 1% of net sales, not to exceed $100,000 per year, during the term of the license agreement. The Company paid royalty fees in the amount of $100,000 in 2012 and 2011, and recorded such amounts to general and administrative expenses in the consolidated statements of operations.

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

Employee Benefit Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Plan covers substantially all Unites States employees of the Company. The Company contributes an amount equal to 100% of the amount contributed by each employee, up to 2% of their base compensation. The Company’s matching contributions vest over a four year period. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. For the years ended December 31, 2012 and 2011, the Company’s contributions, including administrative fees, were approximately $31,874 and $54,657, respectively.

Other

On September 11, 2012, Trilogy Marketing, Inc. (Trilogy) commenced an action in the United States District Court for the Eastern District of Michigan, in which it alleges that MEMSIC has failed to pay sales representative commissions to Trilogy. The Company has not concluded that a loss of any magnitude in this matter is probable, and is unable to estimate the range of potential loss, if any, that might arise from this matter.

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

Net sales by product application

The categorization of net sales by product application is determined using a variety of data points including the technical characteristics of the product, the end customer product and application into which the Company’s product will be incorporated, and requires substantial judgment. Set forth below are the Company’s revenues by product application for the periods presented.

	For the year ended December 31,
	2012	2011
Mobile phone	$29,138,874	$35,354,386
Consumer	10,208,363	6,629,055
Automotive	13,645,638	14,379,675
Industrial/other	10,817,932	11,790,016
Total	$63,810,807	$68,153,132

Net sales and gross profit by product type

The following table summarizes net sales and gross profit by product categories.

	For the year ended December 31,
	2012	2011
Net sales
Sensor products	$54,491,246	$57,876,788
System solution products	9,319,561	10,276,344
Total	$63,810,807	$68,153,132

Gross Profit
Sensor products	$19,418,342	$18,236,527
System solution products	4,284,873	5,602,823
Total	$23,703,215	$23,839,350

Net sales by geographical region

Net sales by geographic region, based upon customer location, for the years ended December 31, 2012 and 2011 was as follows:

	For the year ended December 31,
	2012	2011
Asia (excluding Japan)	$34,468,800	$39,722,012
Europe	3,395,825	3,433,387
Japan	11,471,934	7,995,759
North America	14,354,344	16,630,001
Other	119,904	371,973
Total	$63,810,807	$68,153,132

Total assets by geographical region

Total assets by geographical region are as follows:

	December 31,
	2012	2011

United States	$54,509,508	$54,144,187
China	67,146,027	71,877,989
Japan	1,672,436	1,510,343
Total	$123,327,971	$127,532,519

Total long-lived assets by geographical region are as follows:

	December 31,
	2012	2011

United States	$517,960	$830,826
China	28,484,568	30,166,756
Japan	297	907
Total	$29,002,825	$30,998,489

Total net assets by geographical region are as follows:

	December 31,
	2012	2011

United States	$76,275,602	$76,841,092
China	10,494,626	9,089,186
Japan	324,665	525,013
Total	$87,094,893	$86,455,291

18. QUARTERLY DATA (Unaudited)

	2012 Quarter Ended
	March	June	September	December

Net sales	$20,017,053	$14,415,237	$15,188,705	$14,189,812
Gross profit	7,417,099	5,784,387	5,310,696	5,191,033
Net income (loss)	1,230,609	(477,203)	(299,526)	(1,415,223)
Net income (loss) attributable to MEMSIC, Inc.	1,200,505	(461,415)	(318,155)	(1,408,873)
Basic and diluted net income (loss) per common share	$0.05	$(0.02)	$(0.01)	$(0.06)

	2011 Quarter Ended
	March	June	September	December

Net sales	$12,954,920	$15,372,634	$18,357,300	$21,468,278
Gross profit	4,941,721	4,998,169	6,201,767	7,697,693
Net loss	(1,255,708)	(1,121,983)	(335,872)	(3,288,880)
Net loss attributable to MEMSIC, Inc.	(1,328,179)	(1,108,302)	(368,767)	(3,279,322)
Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.02)	$(0.13)

19. SUBSEQUENT EVENTS

On February 5, 2013, the board of directors of Crossbow Japan voted to dissolve the joint venture as of March 31, 2013. The joint venture partners are in the process of negotiating the agreements that will document the terms of the dissolution.  Gain or loss as a result of dissolution of the joint venture cannot be determined as of the date of filing this report.

The Company evaluated subsequent events occurring after December 31, 2012 through the date of filing of the Annual Report on Form 10-K in which these financial statements are included, and concluded that, except as set forth above, there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2012 based on those criteria.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the three-month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our 2013 annual meeting of stockholders to be filed with the Commission not later than April 30, 2013 (the “2013 Proxy Statement”) under the headings “Election of Directors,” “Background Information About Directors Continuing in Office,” “Corporate Governance” and “Information About Executive Officers.”

Item 11.  Executive Compensation

The information required under this Item is incorporated herein by reference to our 2013 Proxy Statement under the heading “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our 2013 Proxy Statement under the heading “Information About Stock Ownership and Performance” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information, if any, required under this Item is incorporated herein by reference to our 2013 Proxy Statement under the headings “Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our 2013 Proxy Statement under the heading “Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form 10-K	Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amendment to Certificate of Corporation dated October 1, 2009.	X

3.3	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2

4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3

10.1	Technology License Agreement, dated March 3, 1999, between the Registrant and Analog Devices, Inc.		S-1	September 28, 2007	10.1

10.2	License Agreement, dated December 1, 1998, between Analog Devices, Inc. and Simon Fraser University together with the Amendment No. 1, dated January 1, 2005 between the Registrant and Simon Fraser University.		S-1	September 28, 2007	10.2

10.4	MEMSIC, Inc. 2000 Omnibus Stock Plan. *		S-1	September 28, 2007	10.9

10.5	MEMSIC, Inc. 2007 Stock Incentive Plan, as amended *		Schedule 14A	June 1, 2012	Appendix A

10.6	Form of Incentive Stock Option Agreement between the Registrant and its officers and employees. *		S-1	November 21, 2007	10.12

10.7	Form of Non-Qualified Stock Option Agreement between the Registrant and directors, officers, employees and consultants of the Registrant *		S-1	November 21, 2007	10.13

10.8	Form of Senior Executive Change in Control Agreement. *		S-1	September 28, 2007	10.11

10.9	MEMSIC, Inc. Amended and Restated 2009 Nonqualified Inducement Stock Option Plan *		S-8	April 9, 2010	10.9

10.10	Fixed Asset Loan Contract dated June 30, 2010		10-Q	August 16, 2010	10.2

10.11	Project Loan Interest Subsidy Agreement dated June 28, 2010		10-Q	August 16, 2010	10.6

10.12	MEMSIC Wuxi Wireless Sensor Network Technology Co., Ltd. Investment Contribution Agreement		10-K	March 16, 2012	10.12

10.13	2012 Cash Incentive Plan for Executive Officers *		8-K	June 22, 2012

21.1	List of subsidiaries.		10-K	March 25, 2011	21.1

23.1	Consent of Ernst & Young LLP	X

31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		X

		Filed with	Incorporated by Reference
Exhibit No.	Description	This Form 10-K	Form	Filing Date	Exhibit No.
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

101.***
The following materials from MEMSIC, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statement of Stockholders’ equity; (iii) the Unaudited Consolidated Statements of Income; (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the year ended December 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

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

MEMSIC, INC. (Registrant)

By:	/s/ Yang Zhao
Yang Zhao, Ph.D.
Chief Executive Officer
and President

Date:	March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities stated as of March 22, 2013.

Name	Title
/S/ YANG ZHAO	Chairman of the Board, Chief Executive Officer and President
Yang Zhao	(Principal Executive Officer)

/S/ Patricia Niu	Chief Financial Officer
Patricia Niu	(Principal Financial and Accounting Officer)

/S/ ROGER W. BLETHEN	Director
Roger W. Blethen

/S/ Larry A. Kaufman	Director
Larry A. Kaufman

/S/ MICHAEL TUNG	Director
Michael Tung

/S/ Quan Zhou	Director
Quan Zhou