Form 10-K/A
period 2012-12-31
MEMSIC Inc
filed 2013-04-30
CIK 1386198

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
On April 26, 2013, 24,288,854 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 22, 2013 (the “Original Report”).  This Form 10-K/A replaces in its entirety the information previously incorporated by reference in Part III of the Original Report.

INDEX TO FORM 10-K/A

		Page
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions and Director Independence	13
Item 14.	Principal Accountant Fees and Services	14

PART IV
Item 15.	Exhibits and Financial Statement Schedules	15
	Signatures

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes. Each of the directors serves a three-year term, with one class of directors being elected by our stockholders at each annual meeting. Currently, our directors are divided into Classes I, II and III as follows:

Name	Age	Term Expires	Position
CLASS I DIRECTORS
Lawrence A. Kaufman, Ph.D.(1)(2)(3)	72	2014	Director

CLASS II DIRECTORS
Roger W. Blethen(1)(2)(3)	61	2015	Lead Director
Yang Zhao, Ph.D.	50	2015	President, Chief Executive Officer and Chairman of the Board of Directors

CLASS III DIRECTORS
Michael Tung(1)(2)	57	2013	Director
Quan Zhou, Ph.D.	55	2013	Director

(1)	Member of audit committee.
(2)	Member of nominating and governance committee.
(3)	Member of compensation committee

Lawrence A. Kaufman, Ph.D. has served as a director since 2008. Dr. Kaufman has been the president and chief executive officer of Lightwave Power Inc., a provider of nanotechnology-based light management products, since May 2008. From 2006 to 2007, Dr. Kaufman was a partner in The GulfStream Group. Prior to joining The GulfStream Group, Dr. Kaufman founded Sionex Corporation, a venture-backed company that develops miniature chemical sensors, and served as its president and chief executive officer from 2000 to 2003 and as Executive Vice President from 2003 to 2005. Dr. Kaufman currently serves as a director of Top Banana, a non-profit education company and is an advisor to Water Analytics, Inc., a company selling waste water analytical instrumentation and to UNC Corporation, a company developing new types of batteries. Dr. Kaufman was a director of Optical Tape Systems, Inc., from 2005 to 2007, and a director of The MicroOptical Corporation, from 2002 to 2006. Dr. Kaufman received a Bachelor of Science degree in Physics from Rensselaer Polytechnic Institute and a Ph.D. in Solid State Physics from Tufts University.  We believe that Dr. Kaufman’s educational background in solid state physics, his knowledge of many facets of the electronics industry, and his management experience gained from his employment as a senior operating executive and director of companies in a wide range of businesses qualify him to serve as a member of our board of directors.

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

Audit Committee

Our audit committee consists of Messrs. Tung, Kaufman and Blethen, with Mr. Tung serving as chair. Our audit committee oversees our corporate accounting and financial reporting process and internal controls over financial reporting. Our audit committee evaluates the qualifications, independence and performance of our independent registered public accounting firm, Ernst & Young LLP; engages and determines the compensation of the independent auditor; approves the retention of the independent auditor to perform any proposed permissible non-audit services; reviews our financial disclosures, including our critical accounting policies and internal controls over financial reporting; prepares an annual report to our stockholders for inclusion in our proxy statement; reviews and approves in advance any proposed related party transactions; and discusses with management and the independent auditor the results of the annual audit and our financial statements. We believe that our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002, The Nasdaq Global Market and SEC rules and regulations. In addition, the board of directors has determined that Mr. Tung is qualified as an “audit committee financial expert” within the meaning of the SEC rules and regulations.

Code of Conduct and Code of Ethics

Our board of directors has adopted a code of conduct, which establishes the standards of ethical conduct applicable to all of our directors, officers and employees. Our code of conduct addresses issues relating to, among other things, conflicts of interest, related party transactions, use of company funds and sensitive payments, corporate opportunities, internal controls over financial reporting, and confidential information. In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and chief financial officer. Our code of ethics sets guidelines for these individuals to implement policies and procedures to enhance disclosure and reporting system at our company. A copy of our code of conduct will be furnished to any person, without charge, upon written request to the attention of: Secretary, MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810. Any waiver of our code of conduct or code of ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during 2012 our directors, officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

2012 Director Compensation

For the year ending December 31, 2012, members of our board of directors received cash retainers (payable quarterly in arrears), per meeting fees and annual equity-based compensation, as follows:

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

The following table details the compensation earned by or paid to our directors, other than Dr. Zhao, for the year ended December 31, 2012.

	Fees earned or paid in cash(1)	Stock Awards(2)	Total
Roger W. Blethen(3)	$97,750	$57,000	$154,750
Lawrence A. Kaufman(3)	$70,500	$57,000	$127,500
Michael Tung(3)	$77,000	$57,000	$134,000
David Yang(3)(4)	$22,000	$0	$22,000
Quan Zhou(3)	$30,500	$57,000	$87,500

(1)
Amounts shown reflect fees earned in calendar year 2012 and exclude fees paid in 2012 for services provided in calendar year 2011, as follows: Mr. Blethen, $19,375; Mr. Kaufman, $14,750; Mr. Tung, $13,500; Mr. Yang, $11,750; Mr. Zhou, $9,500.

(2)	Amounts shown do not reflect compensation actually realized by our directors. The amounts shown represent the grant date fair value of the RSUs granted to each non-employee director.
(3)
On March 2, 2012, we granted to each non-employee director continuing in office a RSU for 15,000 shares of our common stock, vesting in equal installments on each of the first three anniversaries of the date of grant.

(4)	Mr. Yang resigned as a director on August 2, 2012, and his RSU was canceled as a result of his resignation.

Executive Officers

The following table sets forth information with respect to our executive officers as of April 26, 2013:

Name	Age	Position
Yang Zhao, Ph.D	50	President, Chief Executive Officer
Patricia Niu	46	Chief Financial Officer
Paul M. Zavracky, Ph.D.	64	President of North American and European Operations

Further information regarding Dr. Zhao is available in the section titled “–Board of Directors.”

Patricia Niu has served as our Chief Financial Officer since June 2008. From 2003 to 2008, Ms. Niu held positions as our Vice President of Finance and Corporate Controller. Ms. Niu has over 18 years of experience in corporate finance and four years of experience in commercial banking. Prior to joining MEMSIC, Ms. Niu served as the International Business Unit Controller at Key3Media Events, Inc. from 2001 to 2002 and Audit Supervisor and Senior Financial Analyst at Fesenius Medical Care, N.A. from 1995 to 2001. From 1989 through 1995, Ms. Niu was a commercial lender at Bank of China, Head Office in Beijing, China and The Savings Bank in Wakefield, Massachusetts. Ms. Niu received an M.B.A. from Northeastern University in Boston in 1994 and a B.A. from Beijing Foreign Studies University in China in 1989.

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

2012 Summary Compensation Table. The following table sets forth compensation information for our chief executive officer and our two other most highly compensated executive officers who were in office at December 31, 2012. These persons are referred to as our “named executive officers” elsewhere in this Report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($) (3)	Total ($)
Yang Zhao, Ph.D	2012	$316,531	(4)	$166,667	$-	$432,236	$1,134	$916,568
President and Chief Executive Officer	2011	266,239	(4)	-	477,400	394,720	1,134	1,139,493

Patricia Niu	2012	234,039		66,667	-	270,148	1,108	571,962
Chief Financial Officer	2011	210,000		65,000	111,300	-	1,010	387,310

Paul M. Zavracky	2012	270,000		100,000	-	216,118	1,134	587,252
President of North American and European Operations	2011	270,000		150,000	190,800	197,360	1,134	809,294

(1)
Amounts shown do not reflect compensation actually realized by the named executive officer. The amounts shown represent the grant date fair value of restricted stock awards (“RSAs”) and RSUs, computed in accordance with ASC 718.

(2)
Amounts shown do not reflect compensation actually realized by the named executive officer. The amounts shown represent the grant date fair value of stock options granted to the named executive officer, computed in accordance with ASC 718. The assumptions used to calculate the fair value of the stock options granted in 2012 and 2011 are described in Note 13 to the consolidated financial statements included in this Report.

(3)	Consists of premium paid on behalf of the named executive officer on group life, short-term and long-term disability insurance policy.
(4)	A portion of Dr. Zhao’s salary is paid in renminbi (“RMB”).

Outstanding Equity Awards at December 31, 2012. The following table provides information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2012.

	Option Awards								Stock Awards
	Number of securities underlying unexercised options (1)						Option exercise	Option expiration	Number of Shares or Units of Stock That		Market Value of Shares or Units of Stock That Have
Name	(#) Exercisable		(#) Unexercisable (1)		(#) Unearned		price ($)	date	Have Not Vested (#)		Not Vested ($) (2)
Yang Zhao	46,250	(3)	-		-		$ 0.30	01/01/2015
	250,000	(4)	-		-		11.70	10/03/2017
	-		-		250,000	(4)	11.70	10/03/2017
	100,000	(5)	-		-		2.53	08/08/2018
	50,000	(6)	150,000	(6)			3.41	04/04/2021	52,500	(7)	$ 179,025
			280,000	(8)			2.15	05/20/2022

Patricia Niu	10,000	(9)	-		-		0.30	09/08/2014
	25,000	(10)	-		-		1.54	11/09/2016
	50,000	(11)	-		-		7.64	08/22/2017
	75,000	(12)	-		-		2.53	08/08/2018
	12,500	(13)	12,500	(13)	-		3.42	03/12/2020
								06/29/2021	26,250	(14)	83,475
			175,000	(8)			2.15	05/20/2022

Paul M. Zavracky	30,000	(15) (16)	-		-		0.30	02/12/2014
	45,000	(15) (17)	-		-		0.30	04/28/2015
	12,000	(15) (18)	-		-		6.40	03/12/2018
	12,000	(15) (19)	-		-		1.75	03/12/2019
	8,000	(15) (20)	4,000	(15) (20)	-		3.35	05/12/2020
	25,000	(21)	75,000	(21)	-		3.41	04/04/2021
								06/29/2021	45,000	(14)	143,100
			140,000	(8)				05/20/2022

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

(2)	The market value was calculated based on the closing price per share of our common stock on the date of grant.
(3)	Granted on February 10, 2005 with a vesting start date of January 1, 2005 and fully vested on February 10, 2009.
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

(8)	Granted on May 20, 2012.
(9)	Granted on October 15, 2004 with a vesting start date of September 8, 2004.
(10)	Granted on November 9, 2006.
(11)	Granted on August 22, 2007.
(12)	Granted on August 8, 2008.
(13)	Granted on March 12, 2010.

(14)	RSUs granted on June 29, 2011 vest in four equal installments on each of the first, second, third and fourth anniversaries of the grant date.
(15)	Stock options granted to Dr. Zavracky when he served as a director of the Company.
(16)	Granted on February 12, 2004 with a vesting start date of October 1, 2003.
(17)	Granted on April 28, 2005.
(18)	Granted on March 12, 2008 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(19)	Granted on March 12, 2009 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(20)	Granted on May 12, 2010 with vesting in three equal installments on each of the first, second and third anniversaries of the grant date.
(21)	Granted on April 4, 2011.

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

Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 26, 2013, by:

•	Each beneficial owner of 5% or more of the outstanding shares of our common stock;
•	Each of our named executive officers;
•	Each of our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 24,288,854 shares of our common stock outstanding as of April 26, 2013. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options that are currently exercisable or exercisable within 60 days of April 26, 2013 and RSUs that will vest within 60 days of April 26, 2013. For purposes of calculating percentages in the table below, shares listed opposite the name of a person under the heading “Right to Acquire” are deemed outstanding and beneficially owned by such person, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o MEMSIC, Inc., One Tech Drive, Andover, Massachusetts 01810.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Right to		% of
5% Stockholders	Outstanding		Acquire	Total	Outstanding
Entities Affiliated with IDG-Accel China Growth Fund II L.P.	4,725,223		-	4,725,223	19.5%
c/o IDG Capital Management Ltd. (1)
Unit 1509, The Center
99 Queen’s Road
Central, Hong Kong
Still River Fund II,LP (2)	2,778,107		-	2,778,107	11.4%
1601 Trapelo Road
Waltham, Massachusetts 02451
Entities Affiliated with InveStar Capital, Inc.(3)	2,357,620		-	2,357,620	9.7%
333 W. San Carlos Street
San Jose, California 95110
Named Executive Officers
Yang Zhao, Ph.D	485,654	(4)	566,250	1,051,904	4.2%
Patricia Niu	45,971		222,500	268,471	1.1%
Paul M. Zavracky	37,422		196,000	233,422	1.0%
Directors
Quan Zhou	4,738,556	(1)	-	4,738,556	19.5%
Michael Tung	2,367,620	(3)	36,000	2,403,620	9.9%
Roger W. Blethen	10,000		111,000	121,000	*
Lawrence A. Kaufman	10,000		32,000	42,000	*
All current directors and executive officers as a group (7 persons)	7,695,223		1,163,750	8,858,973	34.8%

*	Less than 1.0%
(1)
Information based upon a Form 13D filed with the Securities and Exchange Commission on November 20, 2012. Includes 4,146,394 shares of which the record owner is IDG-Accel China Growth Fund II L.P., 339,108 shares of which the record owner is IDG-Accel China Investors II L.P., 150,000 shares of which the record owner is IDG Technology Venture Investments, LP., 71,393 shares of which the record owner is IDG Technology Venture Investments, LLC, and 18,328 shares of which the record owner is IDG Technology Venture Investment III, L.P.  Chi Sing Ho and Quan Zhou Ph.D. are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of both IDG-Accel China Growth Fund II L.P. and IDG-Accel China Investors II L.P. Mr. Ho and Dr. Zhou are managing members of IDG Technology Venture Investment III, LLC, which is the general partner of IDG Technology Venture Investment III, L.P. Mr. Ho and Dr. Zhou are managing members of IDG Technology Venture Investments, LLC, which is the general partner of IDG Technology Venture Investments, LP. By virtue of acting together to direct the management and operations of the ultimate general partners of each of the above record owners, Mr. Ho may be deemed to have shared voting and dispositive power with respect to these shares with Dr. Zhou. Each of Mr. Ho and Dr. Zhou disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein, if any.

(2)	Information based upon a Form 5 filed with the Securities and Exchange Commission on May 11, 2010.
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

(4)
Includes 18,596 shares of common stock held by Yang Zhao, as Trustee of the Yang Zhao Children’s Grantor Retained Annuity. Also includes 104,218 shares of restricted stock award granted on April 4, 2011, of which 69,218 shares are vested and 17,500 shares shall vest on each of the third and fourth anniversaries of the date of grant.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance, our Amended and Restated 2007 Stock Incentive Plan and our Amended and Restated 2009 Nonqualified Inducement Stock Option Plan. In addition, we have one equity compensation plan under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Omnibus Stock Plan. Both of our 2000 Omnibus Stock Plan and 2007 Stock Incentive Plan were approved by our stockholders prior to our initial public offering in December 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2012 under our equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b) (1)	(c) (2)
Equity Compensation Plans Approved by Security Holders	3,038,942	$4.66	1,626,675	(3)
Equity Compensation Plans Not Approved by Security Holders(4)	289,976	3.40	2,196,962
Total	3,328,918	$4.59	3,823,637

(1)	Excludes 693,417 shares outstanding as of December 31, 2012 in the form of restricted stock awards and restricted stock units, which do not require the payment of any consideration by the recipients.
(2)	Gives effect to the issuance of restricted stock awards and restricted stock units outstanding at December 31, 2012.
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

Director Independence

A majority of our directors are independent within the meaning of the applicable rules of the SEC and The Nasdaq Stock Market, LLC.  Specifically, our board of directors has determined that each of Messrs. Blethen, Kaufman and Tung is an independent director.

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

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2012 and each currently proposed transaction in which:

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

Relationship with InveStar Funds and Taiwan Semiconductor Manufacturing Company, Limited, or TSMC

InveStar Semiconductor Development Fund, Inc. and InveStar Semiconductor Development Fund, Inc. (II) LCD, together the “InveStar Funds,” hold in aggregate approximately 9.7% of our common stock on a fully diluted basis. TSMC, our largest third-party supplier, has historically supplied substantially all of our wafers required in our manufacturing process. In 2012, we purchased an aggregate of $5.7 million in wafers from TSMC. TSMC holds in the aggregate 97% interest in the Investar Funds and is authorized to appoint the board of directors of the InveStar Funds. InveStar Capital, Inc. is the fund manager and holds the remaining interest in the InveStar Funds. One of our directors, Michael Tung, is the managing partner and chief financial officer of InveStar Capital, Inc.

Item 14.	Principal Accountant Fees and Services

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2012 and 2011:

	Fees
Fee category	2012	2011
Audit fees	$575,414	$563,677
Audit-related fees	0	5,000
Tax fees	20,000	78,500
Total fees	$595,414	$647,244

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

Pre-Approval Policies and Procedures

Our audit committee’s pre-approval policies or procedures do not allow our management to engage Ernst & Young LLP to provide audit, audit-related or non-audit related services without audit committee pre-approval. All of the services provided by Ernst & Young LLP during 2012 and 2011 were pre-approved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Exhibits

The following exhibits are included in this Amendment No. 1 to our Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit No	Description	Filed with This Form 10-K/A	Form	Filing Date	Exhibit No.
3.1	Amended By-Laws of the Corporation		8-K	December 19, 2007	3.2
3.2	Second Amended and Restated Certificate of Incorporation of the Corporation		8-K	December 19, 2007	3.1
3.3	Certificate of Amendment to Certificate of Incorporation of the Corporation		10-K	March 22, 2013	3.2
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2013.

MEMSIC, INC.
(Registrant)

By:	/s/ Yang Zhao
Yang Zhao
Chief Executive Officer
and President