Form 10-Q
period 2013-03-31
MEMSIC Inc
filed 2013-05-15
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of May 10, 2013 was 24,296,504.

MEMSIC, Inc.

FORM 10-Q, March 31, 2013

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

MEMSIC, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$34,008,973	$27,306,202
Restricted cash	2,775,600	2,867,896
Short-term investments	25,640,124	34,640,188
Accounts receivable, net of allowance for doubtful accounts of $8,334 and $18,774, respectively, as of March 31, 2013 and December 31, 2012	4,263,601	4,821,867
Inventories	8,457,249	9,840,659
Other current assets	2,568,587	2,285,923
Total current assets	77,714,134	81,762,735

Property and equipment, net	28,944,247	29,002,825
Long-term investments	2,500,000	2,500,000
Intangible assets, net	9,559,780	9,918,305
Other assets	137,810	144,106
Total assets	$118,855,971	$123,327,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,748,492	$3,778,672
Accrued expenses	2,772,148	3,934,975
Advance research funding	2,775,600	2,867,896
Current portion of note payable to bank	1,000,000	1,000,000
Total current liabilities	9,296,240	11,581,543

Note payable to bank, net of current portion	16,430,000	16,430,000
Building liability	8,160,395	8,135,115
Other liabilities	72,222	86,420
Total other liabilities	24,662,617	24,651,535

Stockholders’ equity:
Common stock, $0.00001 par value; authorized, 45,000,000 shares; 24,246,886 and 24,219,685 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	243	242
Additional paid-in capital	103,140,260	102,813,203
Accumulated other comprehensive income	4,553,153	4,477,071
Accumulated deficit	(23,359,991)	(20,896,074)
MEMSIC, Inc. stockholders' equity	84,333,665	86,394,442
Non-controlling interest related to joint ventures	563,449	700,451
Total stockholders' equity	84,897,114	87,094,893
Total liabilities and stockholders’ equity	$118,855,971	$123,327,971

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2013	2012

Net sales	$11,428,283	$20,017,053
Cost of goods sold	7,269,658	12,599,954
Gross profit	4,158,625	7,417,099

Operating expenses:
Research and development	1,945,372	1,703,159
Sales and marketing	1,142,066	1,432,299
General and administrative	2,943,390	2,236,071
Depreciation	326,170	438,941
Amortization	450,944	396,123
Total operating expenses	6,807,942	6,206,593

Operating (loss) income	(2,649,317)	1,210,506

Other income:
Interest and dividend income	33,035	107,774
Foreign exchange gain	80,503	(32,263)
Other, net	67,991	13,174
Total other income	181,529	88,685

Loss before income taxes	(2,467,788)	1,299,191
Provision for income taxes	30,307	68,583
Net (loss) income	(2,498,095)	1,230,608

Less: net (loss) income attributable to noncontrolling interests	(34,178)	30,104
Net (loss) income attributable to MEMSIC, Inc.	$(2,463,917)	$1,200,504

Net (loss) income per common share attributable to MEMSIC, Inc.:
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.05

Weighted average shares outstanding used in calculating net (loss) income per common share:
Basic	24,168,301	23,846,864
Diluted	24,168,301	24,344,799

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net (loss) income	$(2,498,095)	$1,230,608
Other comprehensive income (loss):
Unrealized gain on investments	124	-
Foreign currency translation adjustments	75,958	(76,186)
Comprehensive (loss) income	(2,422,013)	1,154,422
Less: (loss) income attributable to noncontrolling interest	(34,178)	30,104
Comprehensive (loss) income attributable to MEMSIC, Inc.	$(2,387,835)	$1,124,318

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	MEMSIC, Inc. Stockholders’	Non- controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2012	24,219,685	$242	$102,813,203	$4,477,071	$(20,896,074)	$86,394,442	$700,451	$87,094,893

Net loss				-	(2,463,917)	(2,463,917)	(34,178)	(2,498,095)
Foreign currency translation adjustment				75,958	-	75,958	-	75,958
Unrealized loss on investment				124	-	124	-	124

Exercise of options to purchase common stock	12,201	0	7,921			7,922		7,922
Issuance of restricted stock award	20,000	0	(0)			-		-
Stock compensation expense			319,136			319,136		319,136
Retirement of common stock	(5,000)					-		-
Dividend paid to non-controlling interest						-	(102,824)	(102,824)

Balance at March 31, 2013	24,246,886	$243	$103,140,260	$4,553,153	$(23,359,991)	$84,333,665	$563,449	$84,897,114

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(2,498,095)	$1,230,608
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	693,771	907,368
Amortization	486,493	400,784
Stock compensation expense	319,136	322,927
Deferred rent	(14,198)	(8,598)
Deferred income taxes	15,809	(2,050)
Changes in operating assets and liabilities:
Restricted cash	101,208	417,993
Accounts receivable	428,566	(655,749)
Inventories	1,384,012	1,311,221
Other assets	(362,070)	(1,445,436)
Advance research funding	(101,208)	(417,993)
Accounts payable and accrued expenses	(2,059,868)	(2,317,465)
Net cash used in operating activities	(1,606,444)	(256,390)

Cash flows from investing activities:
Purchase of short-term investments	(5,000,000)	(14,435,076)
Proceeds from sale of short-term investments	14,000,000	-
Purchase of property and equipment	(556,105)	(847,231)
Net cash provided by (used in) investing activities	8,443,895	(15,282,307)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(102,824)	(59,129)
Proceeds from exercise of options to purchase common stock	7,921	14,530
Net cash used in financing activities	(94,903)	(44,599)

Effect of exchange rate changes on cash and cash equivalents	(39,777)	(64,067)

Net increase (decrease) in cash and cash equivalents	6,702,771	(15,647,363)
Cash and cash equivalents —beginning of period	27,306,202	51,914,128
Cash and cash equivalents —end of period	$34,008,973	$36,266,765

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

Crossbow Japan

On February 5, 2013, the board of directors of Crossbow Japan voted to dissolve the joint venture as of March 31, 2013. On March 29, 2013, the Company, the other partner of the joint venture, Sumitomo Precision Products Co. Ltd. (“SPP”) and Crossbow Japan signed a Termination Agreement to dissolve and liquidate the joint venture as of March 31, 2013. The Company expects that the liquidation and distribution of the net assets will be finalized during the year ended December 31, 2013.  The Company and SPP also signed a Distributor Agreement to appoint SPP as the exclusive distributor of the Company’s system solution products in Japan effective on April 1, 2013. The Company concluded that the dissolution will not represent a discontinued operation due to the significant continuing involvement as a result of the Distributor Agreement.

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

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Advance research funding activities for the three months ended March 31, 2013 are as follows:

Advanced Research Funding

Balance at January 1, 2013	$2,867,896
Funds received	450,828
Research and development activities	(95,250)
Property and equipment expenditures	(456,785)
Foreign exchange rate impact	8,912
Balance at March 31, 2013	$2,775,600

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At March 31, 2013 and December 31, 2012, the underlying currency for approximately 55.4% and 54.4% of consolidated assets, respectively, was the Renminbi. The functional currency of the acquired joint venture Crossbow Japan is the Japanese Yen. Financial transactions between the Company and Crossbow Japan are conducted in United States dollars. At March 31, 2013 and December 31, 2012, the underlying currency for approximately 0.6% and 1.4% of consolidated assets, respectively, was the Japanese Yen.  The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

3. LONG-TERM INVESTMENTS

Investments held by the Company at March 31, 2013 and December 31, 2012 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have a contractual maturity of greater than 10 years.

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

At March 31, 2013, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028.  The carrying value of this investment at March 31, 2013 was $2.5 million, net of a $0.5 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2013 (in thousands):

	Carrying amount as of March 31, 2013	Quoted prices in active markets available (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique

Cash equivalents	$34,009	$34,009	$-	$-	(A)
Restricted cash	2,776	2,776	-	-	(A)
Short-term investments	25,640	25,640	-	-	(A)
Long-term investments	2,500	-	-	2,500	(B)
Total assets recorded at fair value	$64,925	$62,425	$-	$2,500

The reconciliation of the Company’s long-term investments, consist of auction rate securities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2013	$2,500
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at March 31, 2013	$2,500

 The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on this investment, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at March 31, 2013 and December 31, 2012.  The Company estimated the fair value of these securities at March 31, 2013 and December 31, 2012 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investment. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years and applied discount rates of 1.80% to 3.58% for the respective period to calculate the discounted fair value. In estimating the fair value of this investment, the Company also considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investment' cost, the length of time the investment have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold the investment until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the first quarter of 2013 did not result in a change to the unrealized impairment loss on record at December 31, 2012.  As of March 31, 2013, the unrealized impairment loss is $500,000.  The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

6. INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$3,687,362	$4,533,002
Work in process	2,509,741	3,083,008
Finished goods	2,260,146	2,224,649
Total	$8,457,249	$9,840,659

7. INTANGIBLE ASSETS

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

As of March 31, 2013, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
March 31, 2013
Patents	$1,606,492	$(421,585)	$1,184,907		15
Know-how	556,678	(538,122)	18,556		5
Trademarks	408,000	(408,000)	-		2
Customer relationships	4,982,350	(1,816,758)	3,165,592	8	-	10
Developed technology	7,658,026	(2,467,301)	5,190,725	8	-	10
	$15,211,546	$(5,651,766)	$9,559,780

Amortization expense expected over the next five years is approximately $1.5 million per year. Amortization expense amounted to $0.5 million and $0.4 million respectively for each of the three months ended March 31, 2013 and 2012.

The Company has considered the cash flows associated with the valuation of the definite-lived intangible assets and concluded that the straight line method best approximates the economic pattern of usefulness of those assets.

8.  NOTE PAYABLE TO BANK

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of March 31, 2013, $17.9 million has been withdrawn, $0.5 million has been repaid and $17.4 million is outstanding and $2.1 million is available for borrowing. Interest expense of approximately $0.2 million is paid on a quarterly basis and is fully subsidized by the Wuxi government.  Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company.  In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2013	$1,000,000
June 29, 2014	2,500,000
June 29, 2015	13,930,000
$17,430,000

9.  BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4.0 million to build the MTS manufacturing facility.  In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.2 million was financed by the local Chinese government. In the third quarter of 2012, the Company was notified by the local Chinese government that the Company would be expected to make payments on the building beginning in February 2013. As of March 31, 2013, the Company has not received any invoice for further notice about this payment. However, since the third quarter of 2012, the Company has accrued a financing charge of $116,000 per quarter using the effective interest rate method at an annual rate of 8% on the construction cost of the building based on a 2009 memorandum with the local Chinese government while the Company is renegotiating with the local Chinese government the payment terms of the construction cost of the building. The $8.2 million construction cost of the building is reflected as a long-term liability and the accrued finance charge of $116,000 per quarter is net of the interest income in the accompanying consolidated financial statements.

10. STOCK BASED COMPENSATION

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

No options were granted during the three months ended March 31, 2013 or 2012.

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense for stock option grants to consultants in the amount of approximately $1,000 and $0, respectively. At March 31, 2013, total unrecognized stock-based compensation expense for stock options granted to consultants was $14,000.

At March 31, 2013, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was approximately $2.3 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Term in Years	Aggregrate Intrinsic Value

Options outstanding at January 1, 2013	2,635,500	$4.59	6.3	$2,014,390

Granted	-	-	-	-
Exercised	(12,201)	0.65	-	-
Cancelled	(64,075)	3.67	-	-

Options outstanding at March 31, 2013	2,559,224	$4.58	6.1	$1,159,403

Options vested at March 31, 2013	1,375,950	$4.63	4.7	$816,197

Available for grant at March 31, 2013	4,123,637

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the three months ended March 31, 2013 were $25,000 and $17,259, respectively. The total fair value of options vested during the three months ended March 31, 2013 and 2012 was approximately $54,000 and $164,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSAs”) and RSUs were charged to the following expenses:

	Three months ended March 31,
	2013	2012

Research and development	$73,907	$44,252
Sales and marketing	34,132	67,721
General and administrative	211,097	210,954
Total	$319,136	$322,927

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense for RSAs and RSUs in the amount of $183,000 and $67,000 respectively.

As of March 31, 2013, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $0.1 million and $0.9 million, respectively. These expenses are expected to be recognized over a weighted average period of 2.0 years for RSAs and 2.7 years for RSUs.

A summary of RSA activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2013	52,500	$3.41
Awarded	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2013	52,500	$3.41

A summary of RSU activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Market Value at Grant Date

Nonvested at January 1, 2013	640,917	$3.08
Awarded	-	-
Vested	(66,750)	3.41
Forfeited	(22,500)	2.99

Nonvested at March 31, 2013	551,667	$3.04

11. COMMON STOCK

The Company reserved 7,287,028 and 5,838,625 shares at March 31, 2013 and 2012, respectively for issuance upon exercise of options to purchase common stock and upon vesting of RSUs.

12. NET INCOME (LOSS) PER COMMON SHARE

           The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	For the three months ended March 31,
	2013	2012
Numerator:
Net (loss) income attributable to MEMSIC, Inc.	$(2,463,917)	$1,200,504

Denominator:
Basic weighted average shares	24,168,301	23,846,864
Dilutive effect of common stock equivalents	-	497,935
Diluted weighted average shares	24,168,301	24,344,799

Net (loss) income per common share to MEMSIC, Inc.
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.05

During the three months ended March 31, 2013 and 2012, the Company had 1.3 million and 1.6 million, respectively, potential common shares in the form of stock options and RSUs which were not included in the computation of net income (loss) per diluted share because these stock options and RSUs would be anti-dilutive.

13. SEGMENT INFORMATION

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

	Three months ended March 31,
	2013	2012
Mobile phone	$5,519,882	$11,746,724
Consumer	928,938	1,424,777
Automotive	3,183,337	3,693,704
Industrial/other	1,796,126	3,151,848
Total	$11,428,283	$20,017,053

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended March 31,
	2013	2012
Revenue
Sensor products	$10,010,903	$17,208,017
System solution products	1,417,380	2,809,036
Total	$11,428,283	$20,017,053

	Three months ended March 31,
	2013	2012
Gross Profit
Sensor products	$3,615,663	$6,004,707
System solution products	542,962	1,412,392
Total	$4,158,625	$7,417,099

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
	2013	2012
Asia (excluding Japan)	$6,371,641	$12,725,236
Europe	762,304	1,027,094
Japan	1,219,933	2,237,817
North America	3,051,054	4,006,998
Other	23,351	19,908
Total	$11,428,283	$20,017,053

Total Assets by geographical region

Total assets by geographical region are as follows:

	March 31, 2013	December 31, 2012

United States	$52,327,142	$54,509,508
China	65,772,002	67,146,027
Japan	756,827	1,672,436
Total	$118,855,971	$123,327,971

Total long-lived assets by geographical region are as follows:

	March 31, 2013	December 31, 2012

United States	$511,172	$517,960
China	28,432,919	28,484,568
Japan	156	297
Total	$28,944,247	$29,002,825

Total net assets by geographical region are as follows:

	March 31, 2013	December 31, 2012

United States	$57,358,196	$58,775,602
China	27,459,603	27,994,626
Japan	79,315	324,665
Total	$84,897,114	$87,094,893

14. CONTINGENCIES

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

15. SUBSEQUENT EVENTS

On April 22, 2013, the Company entered into an Agreement and Plan of Merger to be acquired by IDG-Accel China Capital II, L.P. and its affiliates MZ Investment Holdings Limited and MZ Investment Holdings Merger Sub Limited (collectively, “IDG”), for $4.225 per share in cash. Affiliates of IDG currently hold approximately 19.5% of the company’s outstanding common stock. IDG and its affiliates will acquire all the outstanding shares of common stock of MEMSIC that are not currently owned by them, including shares underlying outstanding in-the-money equity awards, for approximately $88.5 million. The merger agreement is subject to customary conditions, including a vote of the Company’s stockholders. The transaction is expected to close during the third quarter of 2013.

The Company evaluated subsequent events occurring after March 31, 2013 through the date of filing of the Quarterly Report on Form 10-Q in which these financial statements are included, and concluded that except noted above, there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We manufacture our wireless system solution products and partial inertial system solution products through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi. Certain of our inertial system solution products, including FAA certified products, were manufactured by Crossbow Technology under a manufacturing agreement that expired on December 31, 2012. We are currently seeking new contract manufacturers for our FAA certified products.

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

	Three months ended March 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales

Sensor products	$10,011	87.6%	$17,208	86.0%
System solution products	1,417	12.4	2,809	14.0
Total	$11,428	100.0%	$20,017	100.0%

Net Sales by Application

In the first three months of 2013, net sales from mobile phone applications were the largest component of our total sales, representing 48.3% of total net sales, compared with 58.7% of total net sales for the corresponding period in 2012.  The decrease was mainly due to the decrease of our magnetic sensor sales to a major mobile phone manufacturer, which declined to $1.9 million in the first three months of 2013, compared to $8.3 million in the corresponding period of 2012. Our sales to this major mobile phone manufacturer are expected to continue to decrease due to the decline of the average sales price and the winding down in sales volume of the phone models that our sensor is designed in. However, we expect mobile phone applications to continue to be the largest component of our total sales for the remainder of 2013.

Net sales from automotive applications were the second largest component of our total sales, representing 27.9% of total net sales, compared with 18.5% of total net sales for the corresponding period in 2012. The percentage increase was mainly due to lower total sales in 2013. To increase sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications decreased in the first three months of 2013 to $1.8 million, representing 15.7% of total net sales, compared to $3.2 million, or 15.7% of total net sales in the corresponding period of 2012. This decrease was mainly due to lower sales from our system solution products which have undergone product upgrading. Net sales from consumer applications decreased in the first three months of 2013 to $0.9 million, or 8.1% of total net sales, compared to $1.4 million, or 7.1% of total net sales in the corresponding period of 2012. This decrease was primarily due to a decrease in sales of our accelerometer product in a digital camera application in the Japan market.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended March 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Mobile phone	$5,520	48.3%	$11,747	58.7%
Consumer	929	8.1	1,425	7.1
Automotive	3,183	27.9	3,694	18.5
Industrial/other	1,796	15.7	3,151	15.7
Total	$11,428	100.0%	$20,017	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have three customers representing 10% or more of our net sales, which accounted in the aggregate for approximately 56.3% of our net sales in the first quarter of 2013, compared with two customers representing 57.2% in the corresponding period of 2012.  Sales to our largest customer declined by 76.7% in the first three months of 2013 compared to the corresponding period of 2012.

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

	Three months ended March 31,
	2013		2012
	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$6,372	55.8%	$12,725	63.6%
Europe	762	6.6	1,027	5.1
Japan	1,220	10.7	2,238	11.2
North America	3,051	26.7	4,007	20.0
Other	23	0.2	20	0.1
Total	$11,428	100.0%	$20,017	100.0%

Cost of Goods Sold

We are a semi-fabless company. We outsource wafer production for our accelerometer products and for a portion of the wafers used in our magnetic sensor products to third-party foundries and complete the post-CMOS MEMS and most of the packaging, assembly and testing functions in-house. We also purchase our ceramic packaging materials from third-party suppliers.

During the first quarter of 2013, our wireless system solution products and some of our inertial system solution products were manufactured by our indirect subsidiary in Wuxi, China through outsourcing most of the assembly process to third-party contract assembly vendors and performing final testing and programming functions in-house at our facility in Wuxi.

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

The gross margin from systems solution products has fluctuated based on the mix of the product sales. Gross margins from wireless sensor network products are generally lower than those of inertial products.

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

See “Risk Factors—Risks Related to Doing Business in China—The discontinuation of any of the preferential tax treatments currently available to us in China could materially and adversely affect our business, financial condition and results of operations.” included in our Annual Report on Form 10-K for the period ended December 31, 2012.

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

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies.” There has been no change in our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	For the three months ended March 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)
Net sales	$11,428	100.0%	$20,017	100.0%
Cost of goods sold	7,270	63.6	12,600	62.9
Gross profit	4,158	36.4	7,417	37.1

Operating expenses:
Research and development	1,945	17.0	1,703	8.5
Sales and marketing	1,142	10.0	1,432	7.1
General and administrative	2,943	25.8	2,236	11.2
Depreciation	326	2.9	439	2.2
Amortization	451	3.9	396	2.0
Total operating expenses	6,807	59.6	6,206	31.0

Operating (loss) income	(2,649)	(23.2)	1,211	6.1

Other income:
Interest and dividend income	33	0.3	108	0.5
Foreign exchange gain	81	0.7	(32)	(0.2)
Other, net	68	0.6	13	0.1
Total other income	182	1.6	89	0.4

(Loss) income before income taxes	(2,467)	(21.6)	1,300	6.5
Provision for income taxes	30	0.3	69	0.3
Net (loss) income	(2,497)	(21.9)	1,231	6.2

Less: net (loss) income attributable to noncontrolling interests	(34)	(0.3)	30	0.1
Net (loss) income attributable to MEMSIC, Inc.	$(2,463)	(21.6)%	$1,201	6.1%

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Net sales.    Our net sales decreased by 42.9% to $11.4 million for the three months ended March 31, 2013 from $20.0 million in the corresponding period of 2012. This decrease was primarily due to a decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose smart phone models in which our sensor is included are winding down in the market.

Cost of goods sold.    Our cost of goods sold decreased by 42.3% to $7.3 million for the three months ended March 31, 2013 from $12.6 million for the corresponding period of 2012. This decrease was primarily due to the decrease in the volume of units sold in our magnetic sensor products.

Gross profit and gross margin.   Our gross profit decreased by 43.9% to $4.2 million for the three months ended March 31, 2013 from $7.4 million in the corresponding period of 2012. Our gross margin percentage also decreased by approximately 0.7 percentage points to 36.4% for the three months ended March 31, 2013 from 37.1% in the corresponding period of 2012, due to increased manufacturing cost per unit resulting from lower production volume.

Our gross profit and gross margin by reportable segment are shown in the following table (dollars in thousands):

	Three months ended March 31,
	2013		2012
	Amount	Margin %	Amount	Margin %

Sensor products	$3,615	36.1%	$6,005	34.9%
System solution products	543	38.3	1,412	50.3
Total	$4,158	36.4%	$7,417	37.1%

Gross profit from our sensor products decreased to $3.6 million in the first three months of 2013 from $6.0 million in the corresponding period of 2012. This decrease was due to continued price decline in the mobile market and decreased sales volume from our sensor product to mobile phone and digital camera applications. Gross margin of our sensor products increased to 36.1% in the first three months of 2013 from 34.9% in the corresponding period of 2012 as a result of the reduction in sales of lower margin mobile phone sales as a percentage of total net sales.

Gross profit of our system solution products decreased to $0.5 million in the first three months of 2013 from $1.4 million in the corresponding period of 2012. Gross margin of our system solution products decreased to 38.3% in the first three months of 2013 from 50.3% in the corresponding period of 2012. The decrease in the gross profit and the gross margin of our system solution products were mainly due to an increase in sales of a new wireless solution product which had a low gross margin in Japan and a decrease in sales of inertial products due to product transition.

Research and development.    Our research and development expenses increased by 14.2% to $1.9 million for the three months ended March 31, 2013 from $1.7 million in the corresponding period of 2012.  This increase was primarily due to the addition of engineering headcounts and tape-out cost related to new product development. Research and development expenses, as a percentage of total net sales also increased to 17.0% for the three months ended March 31, 2013 from 8.5% for the corresponding period of 2012. The percentage increase was primarily due to lower net sales in the first quarter of 2013 compared to the corresponding period of 2012.  We expect our research and development expenses will continue to increase for the remainder of 2013 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses increased by 20.3% to $1.1 million for the three months ended March 31, 2013 from $1.4 million for the corresponding period of 2012. The decrease was primarily due to a reduced commission expense as a result of lower sales to the major mobile phone manufacturer as well as a temporary reduction of our sales and marketing headcounts. Sales and marketing expenses, as a percentage of total net sales, increased to 10.0% for the three months ended March 31, 2013 from 7.1% for the corresponding period of 2012 due to lower total net sales in the first quarter of 2013. We expect sales and marketing expense to increase for the remainder of 2013 as we plan to add additional technical sales in the U.S. market.

General and administrative.    Our general and administrative expenses increased by 31.7% to $2.9 million for the three months ended March 31, 2013 from $2.2 million in the corresponding period of 2012.  This increase was primarily due to legal and board fees related to the evaluation of the IDG merger proposal by the Special Committee of Directors of our Board. General and administrative expenses, as a percentage of total net sales also increased to 25.8% for the three months ended March 31, 2013 from 11.2% for the corresponding period in 2012 due to lower total sales in the first quarter of 2013.

Depreciation expense.   Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the three months ended March 31, 2013 decreased to $326,000 from $439,000 in the corresponding period of 2012 due to transfer of certain research and development equipment into manufacturing.

Amortization expense. Amortization expense was at $0.5 million for the three months ended March 31, 2013, compared to $0.4 million in the corresponding period of 2012. The increase was due to foreign exchange rate impact and increased patent amortization expenes.

Other income.    Our other income was $182,000 for the three months ended March 31, 2013 compared to $89,000 in the corresponding period of 2012. The increase was primarily attributable to higher foreign exchange gain and other income, partially offset by lower net interest income resulted from an accrued interest expense of $116,000 booked in the first quarter of 2013 related to construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.    Our income tax provision was $30,000 for the three months March 31, 2013 compared to an income tax provision of $69,000 in the corresponding period of 2012. Our income tax provision for the first quarter of 2013 reflected a tax provision of $32,000 related to income in Crossbow Japan, offset by a tax benefit of $2,000 related to a change in certain deferred tax assets in China.

Our income tax provision for the first quarter of 2012 reflected tax provision of $70,000 related to income in Crossbow Japan, offset by a tax benefit of $2,000 related to a change in the deferred tax assets in China.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $36.8 million. In addition, our investments included $25.6 million of short-term investments and $2.5 million of auction rate securities that are classified as long-term investments on our balance sheet.  The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million was available for working capital purposes and $2 million was available for the purchase of equipment to build the manufacturing capacity for the system solution products. This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of March 31, 2013, $17,930,000 has been withdrawn, $500,000 has been repaid and $17,430,000 is outstanding.  The repayment schedule of the principal amount is as follows:

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $1.6 million, which was derived from net loss of $2.5 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $1.5 million, was mainly attributable to depreciation and amortization expense of $1.2 million, stock compensation expense of $0.3 million and an increase in deferred income tax of $16,000, offset by a decrease in deferred rent of $14,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $0.6 million, was primarily the result of a decrease of $2.1 million in accounts payable and accrued expenses and an increase of $0.3 million in other assets, offset by decreases of $1.4 million in inventory and $0.4 million in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2012 was $0.3 million, which was derived from a net income of $1.2 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities.  The adjustment related to non-cash items, an increase of $1.6 million, was mainly attributable to depreciation and amortization expense of $1.3 million, stock-based compensation of $0.3 million, deferred rent and income tax of $11,000.  The adjustment related to changes in the balances of operating assets and liabilities, a net decrease in cash of $3.1 million, was primarily the result of increases of $0.7 million in accounts receivables due to increased sales, $1.4 million increase in other assets and $2.3 million decrease in accounts payable and accrued expenses, offset by a $1.3 million decrease in inventory.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $8.4 million, primarily consisting of $14.0 million of proceeds from sale of short-term investments, offset by $5.0 million used for the purchase of short term investments and $0.6 million used for the purchase of property and equipment, mainly attributable to expansion of our sensor manufacturing capacity in China.

Net cash used in investing activities for the three months ended March 31, 2012 was $15.3 million, primarily consisting of $14.4 million used to purchase short term investments and $0.8 million used for the purchase of property and equipment mainly attributable to expansion of our sensor manufacturing capacity in China.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $95,000, consisting cash dividend of $103,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $8,000 from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of March 31, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through March 31, 2013, we have applied approximately $11.2 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $19.7 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

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
101.***
The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Operations; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.
		X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012;  (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Unaudited Consolidated Financial Statements.

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

MEMSIC, Inc.

Dated: May 15, 2013	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: May 15, 2013	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer