Form 10-Q
period 2013-06-30
MEMSIC Inc
filed 2013-08-14
CIK 1386198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of common stock, par value $0.00001 per share, of the registrant outstanding as of August 9, 2013 was 24,449,824.

MEMSIC, Inc.

FORM 10-Q, March 31, 2013

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEMSIC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$38,583,630	$27,306,202
Restricted cash	2,743,062	2,867,896
Short-term investments	20,000,000	34,640,188
Accounts receivable, net of allowance for doubtful accounts of $8,356 and $18,774, respectively, as of June 30, 2013 and December 31, 2012	4,472,242	4,821,867
Inventories	8,619,887	9,840,659
Other current assets	2,078,356	2,285,923
Total current assets	76,497,177	81,762,735

Property and equipment, net	30,980,960	29,002,825
Long-term investments	2,500,000	2,500,000
Intangible assets, net	9,413,499	9,918,305
Other assets	137,182	144,106
Total assets	$119,528,818	$123,327,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,754,949	$3,778,672
Accrued expenses	2,913,365	3,934,975
Advance research funding	2,743,062	2,867,896
Current portion of note payable to bank	2,500,000	1,000,000
Total current liabilities	13,911,376	11,581,543

Note payable to bank, net of current portion	13,930,000	16,430,000
Building liability	8,257,988	8,135,115
Other liabilities	100,237	86,420
Total other liabilities	22,288,225	24,651,535

Stockholders’ equity:

Common stock, $0.00001 par value; authorized, 45,000,000 shares; 24,312,704 and 24,219,685 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	243	242

Additional paid-in capital	103,537,903	102,813,203
Accumulated other comprehensive income	4,898,004	4,477,071
Accumulated deficit	(25,636,990)	(20,896,074)
MEMSIC, Inc. stockholders' equity	82,799,160	86,394,442

Non-controlling interest related to joint ventures	530,057	700,451
Total stockholders' equity	83,329,217	87,094,893

Total liabilities and stockholders’ equity	$119,528,818	$123,327,971

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$13,179,094	$14,415,237	$24,607,377	$34,432,290
Cost of goods sold	8,225,181	8,630,850	15,494,839	21,230,804
Gross profit	4,953,913	5,784,387	9,112,538	13,201,486

Operating expenses:
Research and development	1,917,807	1,769,201	3,863,179	3,472,360
Sales and marketing	872,237	1,228,408	2,014,303	2,660,707
General and administrative	4,075,952	2,399,923	7,019,341	4,635,995
Depreciation	342,644	378,354	668,815	817,295
Amortization	307,079	413,886	758,023	810,008
Total operating expenses	7,515,719	6,189,772	14,323,661	12,396,365

Operating (loss) income	(2,561,806)	(405,385)	(5,211,123)	805,121

Other income:
Interest and dividend income	7,580	125,259	40,615	233,034
Foreign exchange gain (loss)	237,559	(193,190)	318,062	(225,453)
Other, net	12,374	25,468	80,365	38,641
Total other income (loss)	257,513	(42,463)	439,042	46,222

Loss before income taxes	(2,304,293)	(447,848)	(4,772,081)	851,343
Provision for income taxes	6,098	29,355	36,405	97,938
Net (loss) income	(2,310,391)	(477,203)	(4,808,486)	753,405

Less: net (loss) income attributable to noncontrolling interests	(33,393)	(15,789)	(67,570)	14,315
Net (loss) income attributable to MEMSIC, Inc.	$(2,276,998)	$(461,414)	$(4,740,916)	$739,090

Net (loss) income per common share attributable to MEMSIC, Inc.:
Basic	$(0.09)	$(0.02)	$(0.20)	$0.03
Diluted	$(0.09)	$(0.02)	$(0.20)	$0.03

Weighted average shares outstanding used in calculating net (loss) income per common share:
Basic	24,236,445	23,986,332	24,215,415	23,919,650
Diluted	24,236,445	23,986,332	24,215,415	24,404,777

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(2,310,391)	$(477,203)	$(4,808,486)	$753,405
Other comprehensive (loss) income:
Unrealized gain on investments	(124)	(1,054)	-	(1,057)
Foreign currency translation adjustments	344,975	(251,473)	420,933	(327,656)
Comprehensive (loss) income	(1,965,540)	(729,730)	(4,387,553)	424,692
Less: (loss) income attributable to noncontrolling interest	(33,393)	(15,789)	(67,570)	14,315
Comprehensive (loss) income attributable to MEMSIC, Inc.	$(1,932,147)	$(713,941)	$(4,319,983)	$410,377

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		MEMSIC, Inc.	Non-
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Total
	Shares	Par Value	Capital	Income	Deficit	Equity	Interest	Equity

Balance at December 31, 2012	24,219,685	$242	$102,813,203	$4,477,071	$(20,896,074)	$86,394,442	$700,451	$87,094,893

Net loss				-	(4,740,916)	(4,740,916)	(67,570)	(4,808,486)
Foreign currency translation adjustment				420,809	-	420,809	-	420,809
Unrealized loss on investment				124	-	124	-	124

Exercise of options to purchase common stock	36,051	0	77,624			77,625		77,625
Issuance of restricted stock award	61,968	1	(12,924)			(12,924)		(12,924)
Stock compensation expense			660,000			660,000		660,000
Retirement of common stock	(5,000)	(0)				(0)		(0)
Dividend paid to non-controlling interest						-	(102,824)	(102,824)

Balance at June 30, 2013	24,312,704	$243	$103,537,903	$4,898,004	$(25,636,990)	$82,799,160	$530,057	$83,329,217

See notes to consolidated financial statements (unaudited)

MEMSIC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(4,808,486)	$753,405
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	1,400,475	1,808,654
Amortization	824,722	805,093
Stock compensation expense	660,000	751,001
Deferred rent	13,817	(17,837)
Deferred income taxes	18,976	(3,725)
Changes in operating assets and liabilities:
Restricted cash	168,151	833,490
Accounts receivable	238,297	1,946,748
Inventories	1,313,455	451,014
Other assets	148,300	(523,387)
Advance research funding	(168,151)	(833,490)
Accounts payable and accrued expenses	1,005,551	(4,304,093)
Net cash provided by operating activities	815,107	1,666,873

Cash flows from investing activities:
Purchase of short-term investments	(20,000,000)	(28,075,075)
Proceeds from sale of short-term investments	34,640,000	-
Purchase of property and equipment	(2,956,171)	(1,075,088)
Net cash provided by (used in) investing activities	11,683,829	(29,150,163)

Cash flows from financing activities:
Cash dividend paid to non-controlling interest	(102,824)	(59,129)
Proceeds from exercise of options to purchase common stock	64,701	193,538
Payment on note payable to bank	(1,000,000)	(500,000)
Net cash used in financing activities	(1,038,123)	(365,591)

Effect of exchange rate changes on cash and cash equivalents	(183,385)	(48,580)

Net increase (decrease) in cash and cash equivalents	11,277,428	(27,897,461)
Cash and cash equivalents —beginning of period	27,306,202	51,914,128
Cash and cash equivalents —end of period	$38,583,630	$24,016,667

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

Crossbow Japan

On February 5, 2013, the board of directors of Crossbow Japan voted to dissolve the joint venture as of March 31, 2013. On March 29, 2013, the Company, the other partner of the joint venture, Sumitomo Precision Products Co. Ltd. (“SPP”) and Crossbow Japan signed a Termination Agreement to dissolve and liquidate the joint venture as of March 31, 2013. The Company expects that the liquidation and distribution of the net assets will be finalized during the year ending December 31, 2013.  The Company and SPP also signed a Distributor Agreement to appoint SPP as the exclusive distributor of the Company’s system solution products in Japan effective on April 1, 2013. The Company concluded that the dissolution will not represent a discontinued operation due to the significant continuing involvement as a result of the Distributor Agreement.

IDG Acquisition

On April 22, 2013, the Company entered into an Agreement and Plan of Merger to be acquired by IDG-Accel China Capital II, L.P. and its affiliates MZ Investment Holdings Limited and MZ Investment Holdings Merger Sub Limited (collectively, “IDG”), for $4.225 per share in cash. Affiliates of IDG currently hold approximately 19.5% of the company’s outstanding common stock. IDG and its affiliates will acquire all the outstanding shares of common stock of MEMSIC that are not currently owned by them, including shares underlying outstanding in-the-money equity awards, for approximately $88.5 million. The merger agreement is subject to customary conditions, including a vote of the Company’s stockholders, which is scheduled on September 16, 2013. The transaction is expected to close during the third quarter of 2013.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

Advance research funding activities for the six months ended June 30, 2013 are as follows:

Advanced Research Funding

Balance at January 1, 2013	$2,867,896
Funds received	456,219
Research and development activities	(161,470)
Property and equipment expenditures	(462,900)
Foreign exchange rate impact	43,317
Balance at June 30, 2013	$2,743,062

Short-term Investments

Short-term investments consist primarily of bank certificate deposits, government and municipal bonds with maturities of one year or less. The Company classifies its short-term investments as “held-to-maturity”, which are carried at amortized cost.

Foreign Currency

The Company’s manufacturing operations and certain other operations are conducted by MEMSIC Semiconductor, MTS and Wuxi WSN. The functional currency of MEMSIC Semiconductor, MTS and Wuxi WSN is the Renminbi. Financial transactions between the Company and MEMSIC Semiconductor and MTS are conducted in United States dollars. At June 30, 2013 and December 31, 2012, the underlying currency for approximately 55.3% and 54.4% of consolidated assets, respectively, was the Renminbi. The functional currency of Crossbow Japan is the Japanese Yen. At June 30, 2013 and December 31, 2012, the underlying currency for approximately 0.4% and 1.4% of consolidated assets, respectively, was the Japanese Yen. The Company does not believe that it is subject to significant foreign exchange risk and, accordingly, has not utilized hedging strategies with respect to such foreign exchange exposure.

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

3. LONG-TERM INVESTMENTS

Investments held by the Company at June 30, 2013 and December 31, 2012 consisted primarily of auction rate securities, or ARS, and are considered available for sale. These securities reset the interest or dividend rates by auctions held at intervals of 7, 28, 35 or 49 days, and at such dates the Company has the option to sell such securities. The auction rate securities held by the Company have a contractual maturity of greater than 10 years.

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

At June 30, 2013, the Company held one ARS investment: Illinois Educational Facilities Authority Select Auction Variable Rate Securities having a value at par of $3.0 million with a maturity date in 2028. The carrying value of this investment at June 30, 2013 was $2.5 million, net of a $0.5 million temporary unrealized impairment loss. The Company has classified this investment as a long-term asset due to liquidity issues experienced in global credit and capital markets as well as failed auctions since the first quarter of 2008. A failed auction means that the amount of securities submitted for sale at auction exceeded the amount of purchase orders. If an auction fails, the issuer becomes obligated to pay interest at penalty rates, and all of the auction rate securities the Company holds continue to pay interest in accordance with their stated terms. However, the failed auctions create uncertainty as to the liquidity of these securities.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2013 (in thousands):

	Carrying amount as of	Quoted prices in active markets available	Significant other observable inputs	Significant unobservable inputs	Valuation
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Technique

Cash equivalents	$38,584	$38,584	$-	$-	(A)
Restricted cash	2,743	2,743	-	-	(A)
Short-term investments	20,000	20,000	-	-	(A)
Long-term investments	2,500	-	-	2,500	(B)
Total assets recorded at fair value	$63,827	$61,327	$-	$2,500

The reconciliation of the Company’s long-term investments, consist of auction rate securities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Auction Rate Securities
Balance at January 1, 2013	$2,500
Redemptions	-
Transfers to Level 3	-
Gains and losses:
Reported in earnings	-
Reported in other comprehensive loss	-
Balance at June 30, 2013	$2,500

The Company historically accounted for the ARS held in its portfolio as available-for-sale investments. The carrying value of these ARS approximated fair value due to the frequent resetting of the interest rate. While the Company continues to earn interest at the specified contractual rate on this investment, due to the illiquidity of these securities under current market conditions, the Company has considered whether par value continues to be a reasonable basis for estimating the fair value of these ARS at June 30, 2013 and December 31, 2012. The Company estimated the fair value of these securities at June 30, 2013 and December 31, 2012 using broker valuations and internally-developed models of the expected future cash flows related to the securities as well as referencing a third party specialist’s valuation. One of the more significant assumptions made in the Company’s internally-developed models was the term of expected cash flows of the underlying auction rate securities and the discount related to the illiquidity of the investment. The Company developed several scenarios for the liquidation of the auction rate securities over periods that ranged from 3 to 7 years and applied discount rates of 2.18% to 4.23% for the respective period to calculate the discounted fair value. In estimating the fair value of this investment, the Company also considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investment' cost, the length of time the investment have been in an unrealized loss position, the low probability that the Company will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and the Company’s ability and intent to hold the investment until the anticipated recovery in market value occurs. Based on its estimated operating cash flows and other sources of cash, the Company intends to hold these auction rate securities for the foreseeable future, if necessary.

The Company’s valuation analysis in the second quarter of 2013 did not result in a change to the unrealized impairment loss on record at December 31, 2012. As of June 30, 2013, the unrealized impairment loss is $500,000. The Company continues to monitor the market for auction rate securities and to assess its impact on the fair value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional temporary unrealized losses in other comprehensive loss or, if the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security may be written down to fair value as a new cost basis and the amount of the write-down would be reflected as a charge to earnings.

6. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$4,319,189	$4,533,002
Work in process	2,952,282	3,083,008
Finished goods	1,348,416	2,224,649
Total	$8,619,887	$9,840,659

7. INTANGIBLE ASSETS

Intangible assets relate to issued and applied-for patents on the Company’s core technology and gas meter processing know-how purchased in May 2008, as well as trademarks, customer relationships and developed technology acquired from Crossbow Technology, Inc. on January 15, 2010.

As of June 30, 2013, intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Expected life (Years)
June 30, 2013
Patents	$1,647,212	$(448,078)	$1,199,134			15
Know-how	563,336	(563,336)	-			5
Trademarks	408,000	(408,000)	-			2
Customer relationships	5,040,013	(1,952,485)	3,087,528	8	-	10
Developed technology	7,796,364	(2,669,527)	5,126,837	8	-	10
	$15,454,925	$(6,041,426)	$9,413,499

Amortization expense expected over the next five years is approximately $1.5 million per year. Amortization expense amounted to $0.3 million and $0.4 million respectively for each of the three months ended June 30, 2013 and 2012.

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

The loan is collateralized by the buildings and land owned by MEMSIC Semiconductor as well as the land and intellectual property owned by MTS. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local government in Wuxi, China to fully subsidize the interest expense on a quarterly basis. There are no financial covenants required for this loan. As of June 30, 2013, $17.9 million has been withdrawn, $1.5 million has been repaid and $16.4 million is outstanding and $2.1 million is available for borrowing. Interest expense of approximately $0.2 million is paid on a quarterly basis and is fully subsidized by the Wuxi government. Based on the terms of the agreement, there are no circumstances in which amounts previously subsidized by the Wuxi government are repayable by the Company. In the remote event the Wuxi government is unable to fulfill its obligation, the Company would recognize the interest expense in its income statement. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2014	$2,500,000
June 29, 2015	13,930,000
$16,430,000

9. BUILDING LIABILITY

In June 2010, the Company purchased a piece of land in Wuxi for approximately $4.0 million to build the MTS manufacturing facility. In August 2011, the Company completed construction of the MTS manufacturing facility with 14,000 square meters of total space to host the manufacturing of its system solution products. The construction cost of approximately $8.3 million was financed by the local Chinese government. In the third quarter of 2012, the Company was notified by the local Chinese government that the Company would be expected to make payments on the building beginning in February 2013. As of June 30, 2013, the Company is renegotiating with the local Chinese government the payment terms of the construction cost of the building and has not made any payments. However, since the third quarter of 2012, the Company has accrued a financing charge of $116,000 per quarter using the effective interest rate method at an annual rate of 8% on the construction cost of the building based on a 2009 memorandum with the local Chinese government. The $8.3 million construction cost of the building is reflected as a long-term liability and the accrued finance charge of $116,000 per quarter is net of the interest income in the accompanying consolidated financial statements.

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

●	permits the granting of restricted stock units (“RSU”), performance-based stock awards and stock appreciation rights;

●	eliminates the ability to reprice options;

●	extends the expiration date of the plan to June 29, 2021;

●	provides that awards may qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended; and

●	incorporates certain other administrative provisions.

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

No options were granted during the three and six months ended June 30, 2013. The weighted-average fair value per share of the options granted during the three and six months ended June 30, 2012 was $2.23, utilizing the following assumptions:

	Three months ended June 30,				Six months ended June 30,
	2013	2012			2013	2012
Volatility	NA	67%	-	71%	NA	67%	-	71%
Expected dividend yield	0%			0%	0%			0%
Expected life (years)	NA	6.3	-	8.5	NA	6.3	-	8.5
Risk free interest rate	NA	1.15%	-	1.44%	NA	1.15%	-	1.44%
Forfeitures	33%	33%	-	36%	33%	33%	-	36%

The Company accounts for stock options granted to consultants using the fair value method for the calculation of compensation cost. For the three months ended June 30, 2013 and 2012, the Company recorded compensation expense for stock option grants to consultants in the amount of approximately $4,800 and $1,000, respectively. At June 30, 2013, total unrecognized stock-based compensation expense for stock options granted to consultants was $28,000.

At June 30, 2013, total unrecognized stock-based compensation expense for stock options granted to the Company’s employees and directors was approximately $1.2 million.

The stock option activity under the 2000, 2007 and 2009 Stock Plan is as follows:

		Weighted	Remaining
	Options	Average	Contractual	Aggregrate
	Outstanding	Exercise Price	Term in Years	Intrinsic Value

Options outstanding at January 1, 2013	2,635,500	$4.59	6.3	$2,014,390

Granted	-	-	-	-
Exercised	(36,051)	2.15		-
Cancelled	(69,825)	3.65	-	-

Options outstanding at June 30, 2013	2,529,624	$4.60	5.9	$3,264,912

Options vested at June 30, 2013	1,463,692	$4.56	4.7	$1,954,567

Available for grant at June 30, 2013	4,229,462

The intrinsic values (aggregate market value minus aggregate exercise price) of stock options exercised during the three months ended June 30, 2013 and 2012 were $28,000 and $269,500, respectively. The total fair value of options vested during the three and six months ended June 30, 2013 was approximately $224,000 and $278,000, respectively. The total fair value of options vested during the three and six months ended June 30, 2012 was approximately $189,000 and $504,000, respectively.

Stock-based compensation expenses related to stock options, restricted stock awards (“RSAs”) and RSUs were charged to the following expenses:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Research and development	$30,464	$42,616	$104,369	$86,869
Sales and marketing	18,802	22,437	52,935	90,158
General and administrative	291,598	363,021	502,696	573,974
Total	$340,864	$428,074	$660,000	$751,001

The Company accounted for RSAs and RSUs using the fair value at the date of the grant for the calculation of compensation cost. For the three and six months ended June 30, 2013, the Company recorded compensation expense for RSAs and RSUs in the amount of $152,000 and $334,000 respectively. For the three and six months ended June 30, 2012, the Company recorded compensation expense for RSAs and RSUs in the amount of $207,000 and $344,000, respectively.

As of June 30, 2013, total unrecognized compensation expenses related to non-vested RSAs and RSUs were $95,000 and $751,000, respectively. These expenses are expected to be recognized over a weighted average period of 1.8 years for RSAs and 2.5 years for RSUs.

A summary of RSA activity for the six months ended June 30, 2013 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at January 1, 2013	52,500	$3.41
Awarded	-	-
Vested	(17,500)	-
Forfeited	-	-

Nonvested at June 30, 2013	35,000	$3.41

A summary of RSU activity for the six months ended June 30, 2013 is as follows:

		Weighted
		Average
		Market Value
	Shares	at Grant Date

Nonvested at January 1, 2013	640,917	$3.08
Awarded	-	-
Vested	(113,833)	-
Forfeited	(66,000)	-

Nonvested at June 30, 2013	461,084	$3.02

11. COMMON STOCK

The Company reserved 7,255,170 and 7,194,229 shares at June 30, 2013 and 2012, respectively for issuance upon exercise of options to purchase common stock and upon vesting of RSUs.

12. NET INCOME (LOSS) PER COMMON SHARE

         The calculation of the numerator and denominator for basic and diluted net income (loss) per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to MEMSIC, Inc.	$(2,276,998)	$(461,414)	$(4,740,916)	$739,090

Denominator:
Basic weighted average shares	24,236,445	23,986,332	24,215,415	23,919,650
Dilutive effect of common stock equivalents	-	-	-	485,127
Diluted weighted average shares	24,236,445	23,986,332	24,215,415	24,404,777

Net (loss) income per common share to MEMSIC, Inc.
Basic	$(0.09)	$(0.02)	$(0.20)	$0.03
Diluted	$(0.09)	$(0.02)	$(0.20)	$0.03

During the six months ended June 30, 2013 and 2012, the Company had 0.7 million and 1.5 million, respectively, potential common shares in the form of stock options and RSUs which were not included in the computation of net income (loss) per diluted share because these stock options and RSUs would be anti-dilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Mobile phone	$7,194,949	$5,890,070	$12,714,831	$17,636,794
Consumer	1,393,151	2,394,135	2,322,089	3,818,912
Automotive	3,366,067	3,376,209	6,549,404	7,069,912
Industrial/other	1,224,927	2,754,824	3,021,053	5,906,672
Total	$13,179,094	$14,415,237	$24,607,377	$34,432,290

Revenues and gross profit by product type

The following table summarizes revenue and gross profit by product categories.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Sensor products	$12,351,420	$12,004,181	$22,362,323	$29,212,198
System solution products	827,673	2,411,056	2,245,053	5,220,092
Total	$13,179,094	$14,415,237	$24,607,377	$34,432,290

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross Profit
Sensor products	$4,590,462	$4,462,567	$8,206,125	$10,467,274
System solution products	363,451	1,321,820	906,413	2,734,212
Total	$4,953,913	$5,784,387	$9,112,538	$13,201,486

Revenues by geographical region

Revenue by geographic region, based upon customer location, for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Asia (excluding Japan)	$8,150,366	$7,106,611	$14,522,007	$19,831,847
Europe	818,397	954,874	1,580,701	1,981,968
Japan	559,305	2,848,416	1,779,238	5,086,233
North America	3,629,496	3,484,788	6,680,550	7,491,786
Other	21,530	20,548	44,881	40,456
Total	$13,179,094	$14,415,237	$24,607,377	$34,432,290

Total Assets by geographical region

Total assets by geographical region are as follows:

	June 30,	December 31,
	2013	2012

United States	$52,995,947	$54,509,508
China	66,067,051	67,146,027
Japan	465,820	1,672,436
Total	$119,528,818	$123,327,971

Total long-lived assets by geographical region are as follows:

	June 30,	December 31,
	2013	2012

United States	$629,899	$517,960
China	30,351,061	28,484,568
Japan	-	297
Total	$30,980,960	$29,002,825

Total net assets by geographical region are as follows:

	June 30,	December 31,
	2013	2012

United States	$55,417,208	$58,775,602
China	27,888,977	27,994,626
Japan	23,032	324,665
Total	$83,329,217	$87,094,893

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

On April 22, 2013, the Company entered into an Agreement and Plan of Merger, referred to herein as the “merger agreement,” pursuant to which the Company will be acquired by IDG Accel China Capital II, L.P. and its affiliates MZ Investment Holdings Limited, referred to herein and in the merger agreement as “Parent,” and MZ Investment Holdings Merger Sub Limited (collectively, “IDG”), for $4.225 per share in cash. The merger agreement is filed as Exhibit 2.1 to this Report. Affiliates of IDG currently hold approximately 19.5% of the company’s outstanding common stock. IDG and its affiliates will acquire all the outstanding shares of common stock of MEMSIC that are not currently owned by them, including shares underlying outstanding in-the-money equity awards, for approximately $88.5 million. The merger agreement is subject to customary conditions, including a vote of the Company’s stockholders. The transaction is expected to close during the third quarter of 2013.

Under the merger agreement, the Company is obliged to pay Parent a termination fee of up to $1.77 million in the event the merger agreement is terminated:

●	by Parent, if the Company’s board of directors changes its recommendation in favor of the merger, or if the Company materially breaches its non-solicitation obligations in the merger agreement;

●

by either Parent or the Company, if the merger has not been consummated by April 22, 2014, or by Parent, if a material breach by the Company of its representations, warranties or covenants in the merger agreement results in the inability to comply with closing conditions set forth in the merger agreement by such date, and assuming, in each case that:

o	a Competing Transaction (as such term is defined for this purpose in the merger agreement) is announced and not withdrawn; and

o	the Company consummates a Competing Transaction within 12 months of the termination of the merger agreement;

●	by either Parent or the Company, if the Company’s stockholders do not adopt the merger agreement and a Competing Transaction has been publicly announced or made known, and not withdrawn; and

●	by the Company, if the Company’s board of directors approves, and the Company enters into, a definitive agreement with respect to a Superior Proposal (as such term is defined in the merger agreement).

In general, neither Parent nor the Company may terminate the merger agreement if such party is in breach of its obligations under the agreement, or if such breach causes or contributes to the failure of a condition to the consummation of the merger.

On May 14, 2013, a putative class action captioned Spencer v. Zhao et al., C.A. No. 13-1771-BLS, was filed in Massachusetts Superior Court in Suffolk County against the Company, its directors and certain other parties. The amended complaint alleges, among other things, that the directors breached their fiduciary duties in connection with their consideration and approval of the merger agreement and seeks an award of monetary damages in an unspecified amount and injunctive relief to prevent the consummation of the merger. While the Company and the other defendants believe that the allegations made in the lawsuit are without merit, to minimize the expense and uncertainty of litigation the Company and the other defendants have entered into a memorandum of understanding with the plaintiff dated July 29, 2013 (the ““MOU’’). In the MOU, the parties agreed to settle the lawsuit subject to certain conditions and without admitting any liability. The MOU includes an agreement in principle to negotiate and execute a final settlement agreement which would provide for the release and settlement by the Company’s stockholders of all claims against the Company and the other defendants, in exchange for which the Company would supplement the proxy statement for the merger with certain additional disclosures. The settlement will not affect the amount of the merger consideration that the Company’s stockholders are entitled to receive in the merger. The settlement is contingent upon plaintiff’s completion of confirmatory discovery and is subject to the approval of the Massachusetts Superior Court. The Company expects that plaintiff’s counsel will seek an award of attorneys’ fees and expenses as part of the settlement. No demand for such fees and expenses has been made at this time and the Company is unable to estimate the range of potential loss, if any, that might arise from this matter.

The Company may be subject to claims that arise out of the ordinary course of business in legal disputes. In management’s opinion, these matters will not have a material adverse effect on the financial position of the Company.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after June 30, 2013 through the date of filing of the Quarterly Report on Form 10-Q in which these financial statements are included, and concluded that except noted above, there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

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

Overview

We provide advanced semiconductor sensor and system solutions based on integrated micro-electromechanical systems, or MEMS, technology and mixed signal circuit design. We operate and manage our business in two reporting segments. We develop, design, manufacture and market:

●     semiconductor sensor products, which we refer to as sensor products, based on MEMS technology and advanced integrated circuit design; and

●     sensor system solution products, which we refer to as system solution products, which incorporate sensors with on-board computing, wireless communications and systems and application software solutions.

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

IDG Acquisition

On April 22, 2013, we entered into an Agreement and Plan of Merger to be acquired by IDG-Accel China Capital II, L.P. and its affiliates MZ Investment Holdings Limited and MZ Investment Holdings Merger Sub Limited (collectively, “IDG”), for $4.225 per share in cash. Affiliates of IDG currently hold approximately 19.5% of our outstanding common stock. IDG and its affiliates will acquire all the outstanding shares of common stock of MEMSIC that are not currently owned by them, including shares underlying outstanding in-the-money equity awards, for approximately $88.5 million. The merger agreement is subject to customary conditions, including a vote of our stockholders, which is scheduled on September 16, 2013. The transaction is expected to close during the third quarter of 2013.

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

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Sensor products	$12,351	93.7%	$12,004	83.3%	$22,362	90.9%	$29,212	84.8%
System solution products	828	6.3	2,411	16.7	2,245	9.1	5,220	15.2
Total	$13,179	100.0%	$14,415	100.0%	$24,607	100.0%	$34,432	100.0%

Net Sales by Application

In the first six months of 2013, net sales from mobile phone applications were the largest component of our total sales. The net sales from mobile phone applications as a percentage of total net sales increased to 51.7% from 51.2% for the corresponding period in 2012. However, the dollar amount of net sales from mobile phone applications decreased to $12.7 million from $17.6 million for the corresponding period of 2012. The decrease was mainly due to the decrease of our magnetic sensor sales to a major mobile phone manufacturer, which declined to $2.7 million in the first six months of 2013, compared to $12.0 million in the corresponding period of 2012. Our sales to this major mobile phone manufacturer are expected to continue to decrease due to the winding down in sales volume of the phone models that our sensor is designed in. However, we expect sales from mobile phone applications in the China market to increase and the mobile phone applications to continue to be the largest component of our total sales for the remainder of 2013.

Net sales from automotive applications for the first six months of 2013 were the second largest component of our total sales, representing 26.6% of total net sales, compared with 20.5% of total net sales for the corresponding period in 2012. The percentage increase was mainly due to lower total sales in 2013. To increase sales from the automotive market, we will continue to seek to increase sales from new automotive applications and to expand our customer base. However, revenue increases, if any, from the automotive market will require significant time, as the development lead time in this market is generally longer than other markets in which we participate.

Net sales from industrial and other applications decreased in the first six months of 2013 to $3.0 million, representing 12.3% of total net sales, compared to $5.9 million, or 17.2% of total net sales in the corresponding period of 2012. This decrease was mainly due to lower sales from our system solution products which have undergone product upgrading and the loss of consolidated sales from Crossbow Japan as a result of the dissolution of Crossbow Japan.

Net sales from consumer applications decreased in the first six months of 2013 to $2.3 million, or 9.4% of total net sales, compared to $3.8 million, or 11.1% of total net sales in the corresponding period of 2012. This decrease was primarily due to a decrease in sales of our accelerometer product in a digital camera application in the Japan market.

The following table sets forth our net sales by application for the periods indicated by amount and as a percentage of our net sales (dollar amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Mobile phone	$7,195	54.6%	$5,890	40.9%	$12,715	51.7%	$17,637	51.2%
Consumer	1,393	10.6	2,394	16.6	2,322	9.4	3,819	11.1
Automotive	3,366	25.5	3,376	23.4	6,549	26.6	7,070	20.5
Industrial/other	1,225	9.3	2,755	19.1	3,021	12.3	5,906	17.2
Total	$13,179	100.0%	$14,415	100.0%	$24,607	100.0%	$34,432	100.0%

Net Sales by Customer Base

Our customers primarily consist of distributors, OEMs and ODMs. Historically, a small number of our customers have accounted for a substantial portion of our net sales. We have three customers (one ODM and two distributors) representing 10% or more of our net sales, which accounted in the aggregate for approximately 60.0% of our net sales in the second quarter of 2013, compared with three customers (two ODMs and one distributor) representing 58.3% in the corresponding period of 2012.

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

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Asia (excluding Japan)	$8,150	61.8%	$7,107	49.3%	$14,522	59.0%	$19,832	57.6%
Europe	818	6.2	955	6.6	1,580	6.4	1,982	5.8
Japan	559	4.2	2,848	19.8	1,779	7.2	5,086	14.8
North America	3,630	27.5	3,485	24.2	6,681	27.2	7,492	21.7
Other	22	0.2	20	0.1	45	0.2	40	0.1
Total	$13,179	100.0%	$14,415	100.0%	$24,607	100.0%	$34,432	100.0%

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

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(dollar amounts in thousands)				(dollar amounts in thousands)
Net sales	$13,179	100.0%	$14,415	100.0%	$24,607	100.0%	$34,432	100.0%
Cost of goods sold	8,225	62.4	8,631	59.9	15,495	63.0	21,231	61.7
Gross profit	4,954	37.6	5,784	40.1	9,112	37.0	13,201	38.3

Operating expenses:
Research and development	1,918	14.6	1,769	12.3	3,863	15.7	3,472	10.1
Sales and marketing	872	6.6	1,228	8.5	2,014	8.2	2,661	7.7
General and administrative	4,076	30.9	2,400	16.6	7,019	28.5	4,636	13.5
Depreciation	343	2.6	378	2.6	669	2.7	817	2.4
Amortization	307	2.3	414	2.9	758	3.1	810	2.3
Total operating expenses	7,516	57.0	6,189	42.9	14,323	58.2	12,396	35.9

Operating (loss) income	(2,562)	(19.4)	(405)	(2.8)	(5,211)	(21.2)	805	2.4

Other income:
Interest and dividend income	8	0.1	125	0.9	41	0.2	233	0.7
Foreign exchange gain	238	1.8	(193)	(1.4)	318	1.3	(225)	(0.7)
Other, net	12	0.1	25	0.2	80	0.3	39	0.1
Total other income	258	2.0	(43)	(0.3)	439	1.8	47	0.1

(Loss) income before income taxes	(2,304)	(17.4)	(448)	(3.1)	(4,772)	(19.4)	852	2.5
Provision for income taxes	6	0.1	29	0.2	36	0.1	98	0.3
Net (loss) income	(2,310)	(17.5)	(477)	(3.3)	(4,808)	(19.5)	754	2.2

Less: net (loss) income attributable to noncontrolling interests	(33)	(0.3)	(16)	(0.1)	(68)	(0.3)	14	0.0
Net (loss) income attributable to MEMSIC, Inc.	$(2,277)	(17.2)%	$(461)	(3.2)%	$(4,740)	(19.2)%	$740	2.2%

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net sales.    Our net sales decreased by 8.6% to $13.2 million for the three months ended June 30, 2013 from $14.4 million in the corresponding period of 2012. This decrease was primarily due to a 78.5% decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose smart phone models in which our sensor is included are winding down in the market and a 79.2% decrease in net sales of sensors for a digital camera application in Japan due to inventory correction. This decrease was partially offset by a 186.0% increase in sales from mobile phone applications in China.

Cost of goods sold.    Our cost of goods sold decreased by 4.7% to $8.2 million for the three months ended June 30, 2013 from $8.6 million for the corresponding period of 2012. This decrease was primarily due to the change in product mix. For the second quarter of 2013, the highest volume of products sold was the newly introduced low-cost wafer level packaged and LCC packaged accelerometer product, as compared to the magnetic sensor product in the second quarter of 2012.

Gross profit and gross margin.   Our gross profit decreased by 14.3% to $5.0 million for the three months ended June 30, 2013 from $5.8 million in the corresponding period of 2012. Our gross margin percentage also decreased by approximately 2.5 percentage points to 37.6% for the three months ended June 30, 2013 from 40.1% in the corresponding period of 2012, due to the change in product mix.

Our gross profit and gross margin by reportable segment are shown in the following table (dollars in thousands):

	Three months ended June 30,
	2013		2012
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$4,591	37.2%	$4,462	37.2%
System solution products	363	43.9	1,322	54.8
Total	$4,954	37.6%	$5,784	40.1%

Gross profit from our sensor products increased to $4.6 million for the three months ended June 30, 2013 from $4.5 million in the corresponding period of 2012. This increase was primarily due to an increase in volume sold from the lower cost digital orientation sensor product. Gross margin of our sensor products for the three months ended June 30, 2013 stayed the same at 37.2% as in the corresponding period of 2012.

Gross profit of our system solution products decreased to $0.4 million for the three months ended June 30, 2013 from $1.3 million in the corresponding period of 2012. This decrease was primarily due to the decrease in the total consolidated sales of our system solution products as a result of the dissolution of Crossbow Japan. Gross margin of our system solution products decreased to 43.9% for the three months ended June 30, 2013 from 54.8% in the corresponding period of 2012. The decrease in the gross margin of our system solution products were mainly due to a decrease in sales of inertial products as a result of the product transition as well as an increased manufacturing unit cost due to lower sales volume.

Research and development.    Our research and development expenses increased by 8.4% to $1.9 million for the three months ended June 30, 2013 from $1.8 million in the corresponding period of 2012. This increase was primarily due to the addition of engineering headcount and tape-out cost related to new product development. Research and development expenses as a percentage of total net sales also increased to 14.6% for the three months ended June 30, 2013 from 12.3% for the corresponding period of 2012 due to higher engineering cost and lower net sales. We expect our research and development expenses will continue to increase for the remainder of 2013 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses decreased by 29.0% to $0.9 million for the three months ended June 30, 2013 from $1.2 million for the corresponding period of 2012. The decrease was primarily due to a reduced commission expense as a result of lower sales as well as a temporary reduction of our sales and marketing headcount. Sales and marketing expenses, as a percentage of total net sales, decreased to 6.6% for the three months ended June 30, 2013 from 8.5% for the corresponding period of 2012 due to lower total sales and marketing expense in the second quarter of 2013. We expect sales and marketing expense to increase for the remainder of 2013 as we plan to add additional technical sales in the U.S. market.

General and administrative.    Our general and administrative expenses increased by 69.8% to $4.1 million for the three months ended June 30, 2013 from $2.4 million in the corresponding period of 2012. This increase was primarily due to legal and Special Committee fees related to the IDG merger transaction. General and administrative expenses, as a percentage of total net sales also increased to 30.9% for the three months ended June 30, 2013 from 16.6% for the corresponding period in 2012.

Depreciation expense. Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the three months ended June 30, 2013 decreased to $343,000 from $378,000 in the corresponding period of 2012 due to the transfer of certain research and development equipment into manufacturing.

Amortization expense. Amortization expense was at $0.3 million for the three months ended June 30, 2013, compared to $0.4 million in the corresponding period of 2012. The decrease was due to the full amortization of certain patents and knowhow during the second quarter of 2013.

Other income.    Our other income was $258,000 for the three months ended June 30, 2013 compared to other expense of $43,000 in the corresponding period of 2012. The increase was primarily attributable to foreign exchange gain, partially offset by lower net interest income resulted from an accrued interest expense of $116,000 booked in the second quarter of 2013 related to the construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.    Our income tax provision was $6,000 for the three months ended June 30, 2013 compared to an income tax provision of $29,400 in the corresponding period of 2012. Our income tax provision for the second quarter of 2013 reflected a tax provision of $2,000 and $4,000 related to changes in certain deferred tax assets MEMSIC Semiconductor in China and Crossbow Japan, respectively.

Our income tax provision for the second quarter of 2012 reflected tax provision of $11,700 related to income in Crossbow Japan and a tax provision of $17,700 related to income in MEMSIC Semiconductor in China.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales.    Our net sales decreased by 28.5% to $24.6 million for the six months ended June 30, 2013 from $34.4 million in the corresponding period of 2012. This decrease was primarily due to a 77.2% decrease in net sales of our magnetic sensor product to a major mobile phone manufacturer, whose smart phone models in which our sensor is included are winding down in the market and a 76.7% decrease in net sales of sensors for a digital camera application in Japan due to inventory correction. This decrease was partially offset by a 76.3% increase in net sales from mobile phone applications in China.

Cost of goods sold.    Our cost of goods sold decreased by 27.0% to $15.5 million for the six months ended June 30, 2013 from $21.2 million for the corresponding period in 2012. This decrease was primarily due to the decrease in the volume of units sold in our higher cost sensor products and an increase in volume of units sold in our lower cost digital thermal orientation sensor products.

Gross profit and gross margin.   Our gross profit decreased by 31.0% to $9.1 million for the six months ended June 30, 2013 from $13.2 million in the corresponding period of 2012. Our gross margin percentage decreased by approximately 1.3 percentage points to 37.0% for the six months ended June 30, 2013 from 38.3% in the corresponding period of 2012.

Our gross profits and gross margins by reportable segment for the six months ended June 30, 2013 and 2012 are shown in the following table (dollars in thousands):

	Six months ended June 30,
	2013		2012
	Gross Profit	Margin %	Gross Profit	Margin %

Sensor products	$8,206	36.7%	$10,467	35.9%
System solution products	906	40.4	2,734	52.4
Total	$9,112	37.0%	$13,201	38.3%

Gross profit from our sensor products decreased to $8.2 million for the six months ended June 30, 2013 from $10.5 million for the corresponding period of 2012, primarily due to the decrease of net sales of our magnetic sensor product to a major mobile phone manufacturer and of our accelerometer product for the Japanese digital camera application. Gross margin of our sensor products increased to 36.7% for the six months ended June 30, 2013 from 35.9% for the corresponding period of 2012 as a result of an increase in volume units sold of our lower cost digital thermal orientation sensor.

Gross profit of our system solution products decreased to $0.9 million for the six months ended June 30, 2013 from $2.7 million for the corresponding period of 2012. This decrease was primarily due to the decrease in the total consolidated sales of our system solution products as a result of the dissolution of Crossbow Japan. Gross margin of our system solution products decreased to 40.4% for the six months ended June 30, 2013 from 52.4% for the corresponding period in 2012. The decrease in the gross margin of our system solution products was mainly due to a decrease in sales of inertial products as a result of the product transition as well as an increased manufacturing unit cost due to lower sales volume.

Research and development.    Our research and development expenses increased by 11.3% to $3.9 million for the six months ended June 30, 2013 from $3.5 million in the corresponding period of 2012. This increase was primarily due to the addition of engineering headcount and tape-out cost related to new product development. Research and development expenses as a percentage of total net sales also increased to 15.7% for the six months ended June 30, 2013 from 10.1% for the corresponding period of 2012 due to higher engineering cost and lower net sales in 2013. We expect our research and development expenses will continue to increase for the remainder of 2013 as we intend to invest in engineering resources to develop new products and system solutions.

Sales and marketing.    Our sales and marketing expenses decreased by 24.3% to $2.0 million for the six months ended June 30, 2013 from $2.7 million for the corresponding period of 2012. The decrease was primarily due to a reduced commission expense as a result of lower sales to the major mobile phone manufacturer as well as a temporary reduction of our sales and marketing headcount. Sales and marketing expenses, as a percentage of total net sales, increased to 8.2% for the six months ended June 30, 2013 from 7.7% for the corresponding period of 2012 due to lower total sales in 2013. We expect sales and marketing expense to increase for the remainder of 2013 as we plan to add additional technical sales in the U.S. market.

General and administrative.    Our general and administrative expenses increased by 51.4% to $7.0 million for the six months ended June 30, 2013 from $4.6 million in the corresponding period of 2012. This increase was primarily due to legal and Special Committee fees related to the IDG merger transaction. General and administrative expenses, as a percentage of total net sales also increased to 28.5% for the six months ended June 30, 2013 from 13.5% for the corresponding period in 2012, due to higher legal expenses and lower total sales in 2013.

Depreciation expense. Depreciation expense related to office equipment, computers, software, leasehold improvements and building spaces that are not used in the course of manufacturing our products. Depreciation expense for the six months ended June 30, 2013 decreased to $669,000 from $817,000 in the corresponding period of 2012 due to the transfer of certain research and development equipment into manufacturing.

Amortization expense. Amortization expense remained flat at $0.8 million for the first six months of 2013 and 2012.

Other income.    Our other income was $439,000 for the six months ended June 30, 2013 compared to $47,000 in the corresponding period of 2012. The increase was primarily attributable to a foreign exchange gain of $318,000 in the first six months of 2013 as compared to a foreign exchange loss of $225,000 in the corresponding period of 2012, partially offset by lower net interest income resulted from an accrued interest expense of $232,000 booked in 2013 related to construction cost of the MTS building that was financed by the local Chinese government.

Provision for income taxes.    Our income tax provision was $36,000 for the six months ended June 30, 2013 compared to an income tax provision of $98,000 in the corresponding period of 2012. Our income tax provision for the first six month of 2013 reflected a tax provision of $36,000 related to income in Crossbow Japan.

Our income tax provision for the first six month of 2012 reflected a tax provision of $81,000 related to income in Crossbow Japan and a provision of $16,000 related to income in MEMSIC Semiconductor.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $41.3 million. In addition, our investments included $20.0 million of short-term investments and $2.5 million of auction rate securities that are classified as long-term investments on our balance sheet. The principal represented by the auction rate security will not be accessible to us until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan in the near term. There can be no assurance that we would be able in the near term to liquidate these securities on favorable terms, or at all, and if we should require access to these funds sooner than we currently expect, our inability to sell these auction rate securities could adversely affect our liquidity and our financial flexibility.

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

On June 30, 2010, our indirect Wuxi subsidiary, MEMSIC Transducer Systems Company Limited, or MTS, obtained a $20 million, five-year project loan from Agricultural Bank of China. Of this amount, $15 million was used by MTS to purchase from us substantially all the assets that we purchased from Crossbow Technology, Inc., $3 million was available for working capital purposes and $2 million was available for the purchase of equipment to build the manufacturing capacity for the system solution products. This loan is collateralized by the buildings and land owned by our Wuxi subsidiaries as well as the intellectual property purchased by MTS from us. The interest rate of the loan is a variable rate, adjusted semi-annually based on the LIBOR rate plus 4.00%. MTS has obtained agreement from the local Wuxi government to fully subsidize the interest expense on a quarterly basis. As of June 30, 2013, $17,930,000 has been withdrawn, $1,500,000 has been repaid and $16,430,000 is outstanding. The repayment schedule of the principal amount is as follows:

Date	Payment Amount
June 29, 2014	$2,500,000
June 29, 2015	13,930,000
$16,430,000

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $0.8 million, which was derived from net loss of $4.8 million, adjusted to reflect a net increase related to non-cash items, and a net decrease relating to changes in balances of operating assets and liabilities. The adjustment related to non-cash items, an increase of $2.9 million, was mainly attributable to depreciation and amortization expense of $2.2 million, stock compensation expense of $0.7 million and an increase in deferred rent of $14,000 and deferred income tax of $19,000. The adjustment related to changes in the balances of operating assets and liabilities, a net increase in cash of $2.7 million, was primarily the result of decreases of $1.3 million in inventory, $0.2 million in accounts receivable, $0.1 million in other assets, and an increase of $1.0 million in accounts payable and accrued expenses.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was $11.7 million, primarily consisting of $34.6 million of proceeds from sale of short-term investments, offset by $20.0 million used for the purchase of short term investments and $3.0 million used for the purchase of property and equipment, mainly attributable to expansion of our sensor manufacturing capacity in China.

Net cash used in investing activities for the six months ended June 30, 2012 was $29.2 million, primarily consisting of $28.1 million used to purchase short term investments and $1.1 million used for the purchase of property and equipment mainly attributable to expansion of our sensor manufacturing capacity in China.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $1.0 million, consisting $1.0 million repayment of bank loan by MTS and cash dividend of $103,000 paid to the minority owner of Crossbow Japan, offset by proceeds of $65,000 from exercise of options to purchase common stock.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a15(b) or 15d-15(b), our chief executive officer and our principal financial and accounting officer have concluded that as of June 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective.

B. Changes in Internal Controls

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14, 2013, a putative class action captioned Spencer v. Zhao et al., C.A. No. 13-1771-BLS, was filed in Massachusetts Superior Court in Suffolk County against us, our directors and certain other parties. The amended complaint alleges, among other things, that our directors breached their fiduciary duties in connection with their consideration and approval of our April 22, 2013 agreement to be acquired by IDG-Accel China Capital II and its affiliates and seeks an award of monetary damages in an unspecified amount and injunctive relief to prevent the consummation of the merger. While we and the other defendants believe that the allegations made in the lawsuit are without merit, to minimize the expense and uncertainty of litigation we and the other defendants have entered into a memorandum of understanding with the plaintiff dated July 29, 2013 (the ““MOU’’). In the MOU, the parties agreed to settle the lawsuit subject to certain conditions and without admitting any liability. The MOU includes an agreement in principle to negotiate and execute a final settlement agreement which would provide for the release and settlement by our stockholders of all claims against us and the other defendants, in exchange for which we would supplement the proxy statement for the merger with certain additional disclosures. The settlement will not affect the amount of the merger consideration that our stockholders are entitled to receive in the merger. The settlement is contingent upon plaintiff’s completion of confirmatory discovery and is subject to the approval of the Massachusetts Superior Court. We expect that plaintiff’s counsel will seek an award of attorneys’ fees and expenses as part of the settlement. No demand for such fees and expenses has been made at this time and we are unable to estimate the range of potential loss, if any, that might arise from this matter.

Item 1A. Risk Factors

There has been no material change in the risk factors disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by our Quarterly Report or Form 10-Q for the three months ended march 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The net proceeds to us of our initial public offering in 2007, including the net proceeds from exercise of underwriters’ over-allotment option were approximately $60.2 million. Through June 30, 2013, we have applied approximately $13.6 million of the net proceeds to fund capital expenditures for the expansion of our manufacturing facility in Wuxi, $7.3 million to the construction of two new buildings adjacent to that facility and $4.0 million to the purchase of a piece of land to build the MTS manufacturing facility and manufacturing equipment, and $18.0 million to the Crossbow acquisition. We invested the balance of $17.3 million of the net proceeds from our initial public offering in money market funds and auction rate securities, pending other uses.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed with This Form 10- Q	Form	Filing Date	Exhibit No.
2.1	Agreement and plan of Merger dated as of April 22, 2013 among MZ Investment Holdings Limited, MZ Investment Holdings Merger Sub Limited and MEMSIC, Inc.		8-K	April 25, 2013	2.1
3.1	Second Amended and Restated Certificate of Incorporation of MEMSIC, Inc.		8-K	December 19, 2007	3.1

3.2	Amended and Restated By-Laws of MEMSIC, Inc.		S-1/A	November 30, 2007	3.4

4.1	Form of common stock certificate.		S-1/A	December 7, 2007	4.2
4.2	Fifth Amended and Restated Investor Rights Agreement.		S-1	September 28, 2007	4.3
4.4	2009 Nonqualified Inducement Stock Plan		10Q	November 14, 2011	4.4
10.1	Voting Agreement dated as of April 22, 2013 among MEMSIC, Inc., MZ Investment Holdings Limited and certain stockholders of MEMSIC, Inc.		8-K	April 25, 2013	10.1
31.1	Chief Executive Officer certification required by Rule 13a-14(a)	X
31.2	Principal Accounting Officer certification required by Rule 13a-14(a)	X
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350	X
32.2	Principal Financial and Accounting Officer certification pursuant to 18 U.S.C. Section 1350	X
101.***

The following materials from MEMSIC, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets; (ii) the Unaudited Consolidated Statements of Operations; (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iv) the Unaudited Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

		X

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Unaudited Consolidated Financial Statements.

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

MEMSIC, Inc.

Dated: August 14, 2013	By:	/S/ YANG ZHAO
Yang Zhao
Chief Executive Officer and President
Principal Executive Officer

Dated: August 14, 2013	By:	/S/ PATRICIA NIU
Patricia Niu
Principal Financial and Accounting Officer